Form 10-Q
period 2018-03-31
Red Violet, Inc.
filed 2018-05-14
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38407

RED VIOLET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2408531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2650 North Military Trail, Suite 300,

Boca Raton, Florida 33431

(Address of Principal Executive Offices) (Zip Code)

(561) 757-4000

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of May 10, 2018, the registrant had 10,266,613 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated and combined subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Amounts in thousands, except share data)

	(unaudited)
	March 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$19,793	$65
Accounts receivable, net of allowance for doubtful accounts of $153 and $228 at March 31, 2018 and December 31, 2017, respectively	2,032	1,650
Prepaid expenses and other current assets	796	559
Total current assets	22,621	2,274
Property and equipment, net	974	1,091
Intangible assets, net	16,531	15,353
Goodwill	5,227	5,227
Other non-current assets	1,182	1,180
Total assets	$46,535	$25,125
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$1,063	$919
Accrued expenses and other current liabilities	5,189	6,437
Deferred revenue	21	33
Total liabilities	6,273	7,389
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 and 0 authorized, and 0 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock—$0.001 par value, 200,000,000 and 5,000 shares authorized, and 10,266,613 and 1,000 shares issued and outstanding, at March 31, 2018 and December 31, 2017, respectively	10	-
Additional paid-in capital	40,252	-
Member's capital	-	17,736
Total shareholders' equity	40,262	17,736
Total liabilities and shareholders' equity	$46,535	$25,125

See notes to condensed consolidated and combined financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$3,325	$1,572
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,017	1,401
Sales and marketing expenses	1,089	818
General and administrative expenses	1,852	2,030
Depreciation and amortization	451	216
Total costs and expenses	5,409	4,465
Loss before income taxes	(2,084)	(2,893)
Income taxes	-	-
Net loss	$(2,084)	$(2,893)
Loss per share:
Basic and diluted	$(0.20)	$(0.28)
Weighted average number of shares outstanding:
Basic and diluted	10,266,613	10,266,613

See notes to condensed consolidated and combined financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Member's
	Shares	Amount	capital	capital	Total
Balance at December 31, 2017	1,000	$-	$-	$17,736	$17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	24,264	24,264
Share-based compensation	-	-	-	346	346
Net loss	-	-	-	(2,084)	(2,084)
Spin-off from Fluent, Inc.	10,265,613	10	40,252	(40,262)	-
Balance at March 31, 2018	10,266,613	$10	$40,252	$-	$40,262

See notes to condensed consolidated and combined financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,084)	$(2,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451	216
Share-based compensation expense	165	458
Write-off of long-lived assets	55	-
Provision for (recovery of) bad debts	(56)	6
Allocation of expenses from Fluent, Inc.	325	840
Changes in assets and liabilities:
Accounts receivable	(326)	(202)
Prepaid expenses and other current assets	(237)	(12)
Other non-current assets	(2)	85
Trade accounts payable	144	(29)
Accrued expenses and other current liabilities	(1,248)	(14)
Deferred revenue	(12)	(17)
Net cash used in operating activities	(2,825)	(1,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16)	(225)
Capitalized costs included in intangible assets	(1,370)	(1,702)
Net cash used in investing activities	(1,386)	(1,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	23,939	3,263
Net cash provided by financing activities	23,939	3,263
Net increase (decrease) in cash and cash equivalents	$19,728	$(226)
Cash and cash equivalents at beginning of period	65	226
Cash and cash equivalents at end of period	$19,793	$-
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$181	$191

See notes to condensed consolidated and combined financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Organization

On March 26, 2018, Fluent, Inc. (“Fluent”), formerly known as Cogint, Inc., a Delaware corporation, completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrant, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business.

As a result of the Spin-off, red violet is an independent public company and red violet’s common stock began regular-way trading on The NASDAQ Capital Market under the symbol “RDVT” on March 27, 2018.

red violet has only one operating segment, as defined by ASC 280, “Segment Reporting.”

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated and combined financial statements have been prepared for red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

red violet accounted for the Spin-off in accordance with ASC 805-50-30-5 Initial Measurement- Transactions Between Entities Under Common Control – Transfer Date Measurement and therefore the net assets transferred from Fluent to red violet upon the Spin-off were reflected in our consolidated financial statements at Fluent carrying values at the time of the Spin-off.

The accompanying unaudited condensed consolidated and combined financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2018.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated and combined financial statements and accompanying notes of red violet for the year ended December 31, 2017 (“2017 Financials”) included in Exhibit 99.1, Information Statement, to the current report on Form 8-K filed with the SEC on March 27, 2018.

The condensed consolidated and combined balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date included in the 2017 Financials, but does not include all disclosures including notes required by US GAAP.

Principles of consolidation and combination

Although the Spin-off was completed on March 26, 2018, the Company has reflected the Spin-off in these financial statements as if it occurred on March 31, 2018 as the Company determined that the impact is not material to the consolidated and combined financial statements.

The financial statements present the consolidated and combined results of operations, financial condition, and cash flows of red violet and its subsidiaries. These financial statements were prepared on a consolidated and combined basis because certain of the entities were under common control for periods prior to the Spin-off. All intercompany accounts and transactions have been eliminated between the consolidated and combined entities.

The historical condensed consolidated and combined financial results presented prior to the Spin-off may not be indicative of the results that would have been achieved by the Company had it operated as a separate, standalone entity prior to the Spin-off. The condensed consolidated and combined financial statements presented prior to the Spin-off do not reflect any changes that may occur in the Company’s operations in connection with or as a result of the Spin-off.

(b) Recently issued accounting standards

As an emerging growth company, we have left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Exchange Act, however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted Topic 606 as of January 1, 2018 using the modified retrospective method, and the adoption did not have any material impact on our consolidated and combined balance sheets, statements of operations, or cash flows. Refer to Note 1(c) below for further details.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis and early adoption is permitted. It will be effective for us in the first quarter of 2020. We are still evaluating the effect that this guidance will have on our consolidated and combined financial statements and related disclosures.

In August 2016, FASB issued ASU No. 2016-15 (“ASU 2016-15”), “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance for certain cash flow issues, including contingent consideration payments made after a business combination and debt prepayment or debt extinguishment costs etc. The guidance is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. We adopted ASU 2016-15 for the first quarter of 2018 and ASU 2016-15 did not have any material impact on our condensed consolidated and combined financial statements.

(c) Revenue recognition

On January 1, 2018, we adopted Topic 606 using the modiﬁed retrospective method applied to all contracts that are not completed contracts at the date of initial application. There was no impact on the opening accumulated deﬁcit as of January 1, 2018 due to the adoption of Topic 606.

Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reﬂects the consideration we expect to be entitled to in exchange for those goods or services. In other words, our performance obligation is to provide on demand solutions to our customers by leveraging our proprietary technology and applying machine learning and advanced analytic techniques to our massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

Available within Topic 606, we have applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on our historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, we have concluded the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis.

Revenue is recognized over a period of time since the performance obligation is delivered in a series. Our customers simultaneously receive and consume the benefits provided by the performance as the Company performs. Furthermore, we have elected the “right to invoice” practical expedient, available within ASC 606-10-55-18, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2018 and December 31, 2017, the balance of deferred revenue was $21 and $33, respectively, all of which are expected to be realized in the next 12 months. $17 of the deferred revenue balance as of December 31, 2017 had been recognized into revenue during the three months ended March 31, 2018.

As of March 31, 2018, approximately $363 of revenue is expected to be recognized in the future related to outstanding performance obligations. The balance relates primarily to revenues for subscription contracts that has a term of more than 12 months. Approximately $180 will be recognized during the remaining nine months of 2018, $174 in 2019 and the remainder in 2020. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer.

Sales commissions are recorded at the time revenue is recognized. These costs are recorded in sales and marketing expenses.

In addition, we elected the practical expedient to not disclose the value of unsatisﬁed performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding at March 31, 2018, and is utilized to calculate loss per share for the three months ended March 31, 2018 and 2017, as shown in the table below.

	Three Months Ended March 31,
(In thousands, except share data)	2018	2017
Numerator:
Net loss	$(2,084)	$(2,893)
Denominator:
Weighted average shares outstanding - Basic and diluted	10,266,613	10,266,613
Loss per share:
Basic and diluted:	$(0.20)	$(0.28)

A total of 56,000 shares of unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share calculation as the impact is anti-dilutive.

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	March 31, 2018	December 31, 2017
Gross amount:
Software developed for internal use	10 years	$18,193	$16,642
Accumulated amortization:
Software developed for internal use		(1,662)	(1,289)
Net intangible assets:
Software developed for internal use		$16,531	$15,353

The gross amount associated with software developed for internal use mainly represents capitalized costs of internally developed software, including eligible salaries and staff benefits, share-based compensation expense, traveling expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $373 and $156 were included in depreciation and amortization expenses for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, intangible assets of $1,920, included in the gross amounts of software developed for internal use, have not started amortization, as they have not yet been ready for their intended use.

red violet capitalized $1,551 and $1,893 related to internally developed software during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2018 through 2023 and thereafter are as follows:

(In thousands)
Year	March 31, 2018
Remainder of 2018	$1,270
2019	1,822
2020	1,821
2021	1,819
2022	1,818
2023 and thereafter	7,981
Total	$16,531

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2018 and December 31, 2017, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of our annual goodwill impairment test is October 1.

As of March 31, 2018 and December 31, 2017, there are no events or changes in circumstances to indicate that goodwill is impaired.

6. Income taxes

red violet is a “C” corporation, while its subsidiaries are all limited liability companies. Before the Spin-off, red violet and its subsidiaries, were consolidated with Fluent for U.S. federal income tax purposes. However, for purposes of these financial statements, the income tax provisions were prepared assuming the entities filed separate tax returns.

The Company is subject to federal and state income taxes in the United States. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter.

On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of March 31, 2018, the Act does not have any material net impact on our consolidated and combined financial statements, however, certain income tax disclosures are affected.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2018 and 34% for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

red violet continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. red violet has no federal income tax filings that remain open for tax examinations as 2018 will be the first filing year for the Company for U.S. federal income tax purposes; however, one of red violet’s subsidiaries, Interactive Data’s stand-alone state income tax returns since 2014 remain open for tax examinations.

red violet does not have any unrecognized tax benefits as of March 31, 2018 and December 31, 2017.

7. Common stock and preferred stock

Common stock

As of March 31, 2018 and December 31, 2017, the number of authorized shares of common stock was 200,000,000 and 5,000, with par value of $0.001 per share, respectively, of which, 10,266,613 and 1,000 shares of common stock were issued and outstanding, respectively.

On March 26, 2018, Fluent completed the Spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of red violet to Fluent’s stockholders of record as of March 19, 2018, the Record Date, and certain warrant holders, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock.

Preferred stock

As of March 31, 2018, we had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding. There was no preferred stock authorized as of December 31, 2017.

8. Share-based compensation

On March 22, 2018, the board of directors of red violet and Fluent, in its capacity as sole stockholder of red violet prior to the Spin-off, approved the Red Violet, Inc. 2018 Stock Incentive Plan, (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

On March 29, 2018, an aggregate of 56,000 shares of RSUs were granted to certain directors, at a grant date fair value of $6.10 per share, under the 2018 Plan, with vesting periods ranging from one to three years. The fair value of the RSUs was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

As of March 31, 2018, unrecognized share-based compensation expense associated with the granted RSUs amounted to $340, which is expected to be recognized over a weighted average period of 2.3 years.

Share-based compensation of $346 and $649 was recorded during the three months ended March 31, 2018 and 2017, respectively. Included in the total share-based compensation recorded was $344 and $649 related to the share-based awards granted by Fluent to company employees or non-employees during the three months ended March 31, 2018 and 2017, respectively.

Share-based compensation was allocated to the following accounts in the condensed consolidated and combined financial statements for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Sales and marketing expenses	$41	$85
General and administrative expenses	124	373
Share-based compensation expense	165	458
Capitalized in intangible assets	181	191
Total	$346	$649

9. Related party transactions

Contribution by Fluent, Inc., recorded in the condensed consolidated and combined statement of changes in shareholders’ equity, represents cash funding provided or the portion of certain expenses allocated by Fluent to red violet, on or prior to the Spin-off.

These allocated expenses are primarily corporate employee salaries and benefits of the functional groups (inclusive of executive management, accounting, administrative and information technology) and corporate administrative expenses (inclusive of legal services, accounting and finance services and other corporate and infrastructure services). Corporate employee salaries and benefits were allocated on the basis of time spent, and corporate administrative expenses were allocated on the basis of relative percentage of services utilized or benefit received. red violet recorded expenses of $325 and $840 as a result of the allocation of expenses from Fluent during the three months ended March 31, 2018 and 2017, respectively. Upon the Spin-off, Fluent no longer allocates any expenses to red violet.

As discussed in Note 8, “Share-based compensation,” share-based compensation of $344 and $649 in relation with the share-based awards granted by Fluent were recorded during the three months ended March 31, 2018 and 2017, respectively.

Management believes the assumptions and allocations underlying the condensed consolidated and combined financial statements are reasonable and appropriate under the circumstances. The expense allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or the benefit received by red violet during the periods presented relative to the total costs and expenses incurred by Fluent. However, these expenses may not be reflective of the expenses that would have been recorded had red violet been an entity that operated independently of Fluent, and not been a subsidiary of Fluent. Consequently, future results of operations of red violet after the Spin-off will include costs and expenses that may be materially different than red violet’s historical results of operations, financial position, and cash flows. Accordingly, the financial statements for these periods are not indicative of red violet’s future results of operations, financial position, and cash flow.

10. Commitments

(a) Capital commitment

The Company incurred data costs of $1,241 and $980 for the three months ended March 31, 2018 and 2017, respectively, under certain data licensing agreements. As of March 31, 2018, material capital commitments under certain data licensing agreements were $22,011, shown as follows:

(In thousands)
Year	March 31, 2018
Remainder of 2018	$3,784
2019	5,900
2020	6,250
2021	4,775
2022	1,302
Total	$22,011

(b) Guarantees

As of December 31, 2017, the Company was a guarantor on certain Fluent debt, with an outstanding principal amount, plus paid-in-kind interest, of $55.6 million as of December 31, 2017, and a maturity date in December 2020.

Upon the Spin-off on March 26, 2018, Fluent, LLC, a subsidiary of Fluent, refinanced such Fluent debt, and red violet’s obligations as a guarantor ceased.

(c) Employment agreements

We have employment agreements with certain executives, including our Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

 11. Subsequent events

On April 26, 2018, the Company entered into a consulting agreement with MDB Management, Inc. (“MDB”), a company owned by Michael Brauser, chairman of the Company’s board of directors, and one of his sons, for MDB to provide consulting services related to business development, future acquisitions, and strategic transactions to the Company (“MDB Agreement”), for a term of six months, and shall automatically renew for additional six-month periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Under the MDB Agreement, the consulting service fee is $30 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated and combined financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, the outcome of litigation, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Information Statement included in the current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018 (“2017 Financials”), and other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

The historical financial statements we have included in this Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we are a stand-alone company.

Overview

On March 26, 2018, Fluent, Inc. (“Fluent”), formerly known as Cogint, Inc., a Delaware corporation, completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc., a Delaware corporation (“red violet,” “we,” “us,” “our,” and similar terms), to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrant, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business.

As a result of the Spin-off, red violet is an independent public company and red violet’s common stock began regular-way trading on The NASDAQ Capital Market under the symbol “RDVT” on March 27, 2018.

Although the Spin-off was completed on March 26, 2018, the Company has reflected the Spin-off in these financial statements as if it occurred on March 31, 2018 as the Company determined that the impact is not material to the consolidated and combined financial statements.

The financial statements present the consolidated and combined results of operations, financial condition, and cash flows of red violet and its subsidiaries. These financial statements were prepared on a consolidated and combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the consolidated and combined entities.

red violet is a software and services company specializing in big data analysis, providing cloud-based, mission-critical solutions to enterprises in a variety of industries. red violet’s mission is to transform data into intelligence utilizing our proprietary technology platform to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so our clients can spend their time on what matters most, running their organizations with confidence. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, and ensuring legislative compliance, to debt recovery.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion platform, combined with our massive database consisting of public-record, proprietary and publicly-available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions. These essential functions include identification and authentication, and investigation and validation.

Leveraging leading-edge technology, proprietary algorithms, and massive datasets, and through intuitive and powerful analytical applications, we provide solutions to organizations within the risk management industry. CORE is our next generation data fusion platform, providing mission-critical information about individuals, businesses and assets to a variety of markets and industries. Through machine learning and advanced analytics, we use the power of data fusion to ingest and analyze data at a massive scale. The derived information from the data fusion process ultimately serves to generate unique solutions for banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, the collection industry, law firms, retail, telecommunications companies, corporate security and investigative firms.

Built in a secure payment card industry (PCI) compliant environment, our cloud-based next generation technology delivers greater than four 9s of service uptime. By leveraging our proprietary infrastructure design within the cloud, we currently operate in six datacenters spread geographically across the U.S. and are able to dynamically and seamlessly scale as needed. Using our intelligent framework, and leveraging a microservices architecture where appropriate, we reduce operational cost and complexity, thus delivering superior performance at greatly reduced costs compared to traditional datacenter architectures. Since the release of our CORE platform in May 2016, we have added billions of data records and continue to add over a billion records per month on average. Our average query response time for a comprehensive profile is less than 250 milliseconds versus competitive platforms that measure comprehensive profile response times in seconds.

From Fluent’s acquisition of the risk management business in September 2014 through December 2016, the majority of our operations were dedicated to the early stage development of our business model, including the development of our proprietary, cloud-based technology platform, CORE, and the buildout of our initial-phase suite of products, powered by CORE, to serve a variety of industries within risk management. Beginning January 2017, with our technology platform production ready and hardened, our initial suite of products released into the marketplace, and a multi-year product roadmap defined, we transformed from a development organization to a sales-driven organization with sales increasing from a $5.8 million annual run-rate for the month ended January 31, 2017, to a $15.1 million annual run-rate for the month ended March 31, 2018.

In order for red violet to continue to develop new products, grow its existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses for our sales and marketing, executive and administrative, and infrastructure related persons as we increase headcount in the next 12 months.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon red violet’s condensed consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires red violet to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, red violet evaluates its estimates, including those related to the allowance for doubtful receivables, useful lives of property and equipment and intangible assets, income tax provision, and recoverability of the carrying amounts of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our 2017 Financials. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our 2017 Financials.

Recently issued accounting standards

See Note 2(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated and Combined Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2018, as compared to the three months ended March 31, 2017:

•	Total revenue increased 112% to $3.3 million.
•	Net loss improved by $0.8 million to $2.1 million.
•	Loss per share improved by $0.08 to $0.20.
•	Adjusted gross profit increased 665% to $1.3 million.
•	Adjusted gross margin increased to 39% from 11%.
•	Adjusted EBITDA improved by $0.3 million to negative $1.4 million.

First Quarter and Recent Business Highlights

•	Successfully completed the spin-off of our business on March 26, 2018, with red violet operating as a NASDAQ-listed emerging growth company.
•	Well-capitalized balance sheet, with approximately $20 million in cash as of March 31, 2018 and no debt, allowing the Company to intently focus on driving the business to profitability.
•

With our early-stage development completed, including our proprietary, cloud-based technology platform, CORE™, and our initial suite of products released into the marketplace, monthly sales increased at a CAGR of 126% from a $5.8 million annual run-rate for the month ended January 31, 2017, to a $15.1 million annual run-rate for the month ended March 31, 2018.

•

FOREWARN™, our subscription app-based solution for the real estate industry, powered by CORE, grew revenue at a CAGR of 660% in the first quarter 2018, representing an annual run-rate of $0.3 million for the month ended March 31, 2018, with no incremental cost of revenue.

•

Fixed cost of revenue model allows for continued scaling of the business with exponential growth in adjusted gross profit, as reflected in the 28 percentage point increase in adjusted gross margin to 39% over prior year quarter.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, adding back income tax, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net loss	$(2,084)	$(2,893)
Depreciation and amortization	451	216
Share-based compensation expense	165	458
Litigation costs	-	504
Write-off of long-lived assets	55	-
Adjusted EBITDA	$(1,413)	$(1,715)

	Three Months Ended March 31,
(In thousands)	2018	2017
Revenue	$3,325	$1,572
Cost of revenue (exclusive of depreciation and amortization)	2,017	1,401
Adjusted gross profit	$1,308	$171
Adjusted gross margin	39%	11%

We present adjusted EBITDA, adjusted gross profit and adjusted gross margin as supplemental measures of our operating performance because we believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance of our business, evaluate the performance of our senior management and measure the operating strength of our business.

Adjusted EBITDA, adjusted gross profit and adjusted gross margin are measures frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and write-off of long-lived assets, and the impact of other items. Adjusted gross profit and adjusted gross margin are calculated by using cost of revenue (exclusive of depreciation and amortization).

Adjusted EBITDA, adjusted gross profit and adjusted gross margin are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, either loss before income taxes or net loss as indicators of operating performance or to cash flows from operating activities as a measure of liquidity. The way we measure adjusted EBITDA, adjusted gross profit and adjusted gross margin may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue. Revenue increased $1.7 million or 112% to $3.3 million for the three months ended March 31, 2018, from $1.6 million for the three months ended March 31, 2017. This increase was driven by strong growth in volume resulting from the continued staged release of our product suite, following our transformation from a development organization to a sales-driven organization beginning January 2017. During this time frame, our monthly sales increased from a $5.8 million annual run-rate for the month ended January 31, 2017, to a $15.1 million annual run-rate for the month ended March 31, 2018.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.6 million or 43% to $2.0 million for the three months ended March 31, 2018, from $1.4 million for the three months ended March 31, 2017. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 49% of our total data acquisition costs for the three months ended March 31, 2018, compared to approximately 33% for the three months ended March 31, 2017. Other cost of revenue includes expenses related to third-party infrastructure fees.

We continued to develop our baseline data repository in anticipation of completing the development of our full suite of risk management products during the development periods. As the construct of our data costs is a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 61% for the three months ended March 31, 2018 from 89% for the three months ended March 31, 2017, as a result of the scaling. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.3 million or 33% to $1.1 million for three months ended March 31, 2018, from $0.8 million for three months ended March 31, 2017. The increase resulted from increased headcount as we continue to invest in the expansion of our sales organization. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team.

General and administrative expenses. General and administrative expenses decreased $0.1 million or 9% to $1.9 million for three months ended March 31, 2018, from $2.0 million for three months ended March 31, 2017. The decrease resulted from decreases in litigation costs and share-based compensation expense, which were partially offset by increases in employee salaries and benefits and other professional fees. For the three months ended March 31, 2018 and 2017, our general and administrative expenses consisted primarily of litigation costs of $0 and $0.5 million, non-cash share-based compensation expense of $0.1 million and $0.4 million, employee salaries and benefits of $0.8 million and $0.6 million, and other professional fees of $0.3 million and $0.1 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 109% to $0.5 million for three months ended March 31, 2018, from $0.2 million for three months ended March 31, 2017. The increase in depreciation and amortization for three months ended March 31, 2018 resulted from the amortization of software developed for internal use that became ready for its intended use after the first quarter of 2017.

Loss before income taxes. We had a loss before income taxes of $2.1 million and $2.9 million, including non-cash share-based compensation expense of $0.2 million and $0.5 million, and depreciation and amortization of $0.5 million and $0.2 million, for three months ended March 31, 2018 and 2017, respectively. The decrease in loss before income taxes resulted from the increase in revenue, decrease in our cost of revenue as a percentage of revenue, decreases in litigation costs and share-based compensation expense, which were partially offset by increases in salaries and benefits, other professional fees and depreciation and amortization.

Income taxes. Income tax benefit of $0 was recognized for three months ended March 31, 2018 and 2017, respectively. A full valuation allowance on the deferred tax assets was recognized as of March 31, 2018 and 2017. On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of March 31, 2018, the Act does not have any material net impact on our condensed consolidated and combined financial statements. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated and Combined Financial Statements,” for details.

Net loss. A net loss of $2.1 million and $2.9 million was recognized for three months ended March 31, 2018 and 2017, respectively, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows used in operating activities. For the three months ended March 31, 2018, net cash used in operating activities was $2.9 million, primarily the result of the net loss of $2.1 million, adjusted for certain non-cash items totaling $0.9 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets and allocation of expenses from Fluent, Inc. In addition, the net working capital increased $1.7 million, primarily the result of the decrease in accrued expenses and other current liabilities and the increase in accounts receivable following the increase in revenue. For the three months ended March 31, 2017, net cash used in operating activities was $1.6 million, primarily the result of the net loss of $2.9 million, adjusted for certain non-cash items of an aggregate of $1.5 million, and the cash used in net working capital of $0.2 million. Net cash used in operating activities in 2017 increased by $3.7 million resulting from the factors discussed above.

Cash flows used in investing activities. Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $1.4 million and $1.9 million, respectively, as a result of capitalized costs included in intangible assets of $1.4 million and $1.7 million for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $23.9 million (inclusive of $20.0 cash contribution by Fluent to red violet upon the Spin-off) and $3.3 million, respectively, as a result of capital contributed by Fluent during the corresponding periods.

As of March 31, 2018, red violet had material commitments under certain data licensing agreements of $22.0 million. red violet anticipates funding its operations using available cash, and cash flow generated from operations within the next twelve months.

red violet reported net loss of $2.1 million for the three months ended March 31, 2018, as compared to $2.9 million for the three months ended March 31, 2017. As of March 31, 2018, red violet had a total shareholders’ equity balance of $40.3 million.

As of March 31, 2018, red violet had cash and cash equivalents of approximately $19.8 million. Historically, red violet has funded its operations via intercompany transfers from Fluent on an as needed basis. Based on projections of growth in revenue and operating results in the coming year, and the available cash and cash equivalents held by red violet after the Spin-off, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months. Subject to revenue growth, red violet may have to raise capital through the issuance of additional equity and/or debt, which, if red violet is able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to red violet. If red violet’s operations do not generate positive cash flow in the upcoming year, or if it is not able to obtain additional equity or debt financing on terms and conditions acceptable to it, if at all, it may be unable to implement its business plan, or even continue its operations.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

In addition, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors.

There have been no material changes during the quarter ended March 31, 2018 to the risk factors previously disclosed in the Company’s Information Statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.3	Amended and Restated Tax Matters Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.3	February 28, 2018
10.4	Employee Matters Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.4	February 28, 2018
10.5	Transition Services Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.5	March 5, 2018
10.6	Assignment and Assumption Agreement, dated March 26, 2018, by and between Red Violet and Cogint.	8-K	001-38407	10.1	March 27, 2018
10.7+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.8+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.9+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.10+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.11	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.12+	Employment Agreement, dated July 21, 2014, by and between Tiger Media, Inc. (aka Cogint, Inc.) and Jacky Wang.	10-K	333-158336	10.26	March 18, 2016
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Management contract or compensatory plan or arrangement
*

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Violet, Inc.

May 14, 2018	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)