Form 10-Q
period 2018-06-30
Red Violet, Inc.
filed 2018-08-08
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2018, the registrant had 10,266,613 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(unaudited)
	June 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$15,837	$65
Accounts receivable, net of allowance for doubtful accounts of $115 and $228 at June 30, 2018 and December 31, 2017, respectively	2,031	1,650
Prepaid expenses and other current assets	843	559
Total current assets	18,711	2,274
Property and equipment, net	928	1,091
Intangible assets, net	17,632	15,353
Goodwill	5,227	5,227
Other non-current assets	1,098	1,180
Total assets	$43,596	$25,125
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$1,390	$919
Accrued expenses and other current liabilities	3,144	6,437
Deferred revenue	56	33
Total current liabilities	4,590	7,389
Other non-current liabilities	189	-
Total liabilities	4,779	7,389
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 and 0 authorized, and 0 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	-	-
Common stock—$0.001 par value, 200,000,000 and 5,000 shares authorized, and 10,266,613 and 1,000 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	10	-
Additional paid-in capital	40,301	-
Accumulated deficit	(1,494)	-
Member's capital	-	17,736
Total shareholders' equity	38,817	17,736
Total liabilities and shareholders' equity	$43,596	$25,125

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$3,909	$1,993	$7,234	$3,565
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,084	1,843	4,101	3,244
Sales and marketing expenses	1,228	1,165	2,317	1,983
General and administrative expenses	1,742	10,898	3,594	12,928
Depreciation and amortization	478	220	929	436
Total costs and expenses	5,532	14,126	10,941	18,591
Loss from operations	(1,623)	(12,133)	(3,707)	(15,026)
Other income, net	129	-	129	-
Loss before income taxes	(1,494)	(12,133)	(3,578)	(15,026)
Income taxes	-	-	-	-
Net loss	$(1,494)	$(12,133)	$(3,578)	$(15,026)
Loss per share:
Basic and diluted	$(0.15)	$(1.18)	$(0.35)	$(1.46)
Weighted average number of shares outstanding:
Basic and diluted	10,266,613	10,266,613	10,266,613	10,266,613

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	capital	deficit	capital	Total
Balance at December 31, 2017	1,000	$-	$-	$-	$17,736	$17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	24,264	24,264
Share-based compensation	-	-	49	-	346	395
Net loss	-	-	-	(1,494)	(2,084)	(3,578)
Spin-off from Fluent, Inc.	10,265,613	10	40,252	-	(40,262)	-
Balance at June 30, 2018	10,266,613	$10	$40,301	$(1,494)	$-	$38,817

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,578)	$(15,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	929	436
Share-based compensation expense	214	1,683
Write-off of long-lived assets	61	-
Provision for bad debts	155	94
Allocation of expenses from Fluent, Inc.	325	1,888
Changes in assets and liabilities:		-
Accounts receivable	(536)	(311)
Prepaid expenses and other current assets	(284)	(50)
Other non-current assets	82	93
Trade accounts payable	471	50
Accrued expenses and other current liabilities	(3,293)	6,837
Deferred revenue	23	(30)
Other non-current liabilities	189	500
Net cash used in operating activities	(5,242)	(3,836)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(289)
Capitalized costs included in intangible assets	(2,888)	(3,281)
Net cash used in investing activities	(2,925)	(3,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	23,939	7,354
Net cash provided by financing activities	23,939	7,354
Net increase (decrease) in cash and cash equivalents	$15,772	$(52)
Cash and cash equivalents at beginning of period	65	226
Cash and cash equivalents at end of period	$15,837	$174
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$181	$393

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Organization

On March 26, 2018, Fluent, Inc. (“Fluent”), formerly known as Cogint, Inc., a Delaware corporation, completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrant, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries that previously operated Fluent’s risk management business.

As a result of the Spin-off, red violet is an independent public company and red violet’s common stock began regular-way trading on The NASDAQ Capital Market under the symbol “RDVT” on March 27, 2018.

red violet has only one operating segment, as defined by ASC 280, “Segment Reporting.”

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared by red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

red violet accounted for the Spin-off in accordance with ASC 805-50-30-5 Initial Measurement- Transactions Between Entities Under Common Control – Transfer Date Measurement and therefore the net assets transferred from Fluent to red violet upon the Spin-off were reflected in red violet’s condensed consolidated financial statements at Fluent’s carrying values at the time of the Spin-off.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2018.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated and combined financial statements and accompanying notes of red violet for the year ended December 31, 2017 (“2017 Financials”) included in Exhibit 99.1, Information Statement, to red violet’s current report on Form 8-K filed with the SEC on March 27, 2018.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date included in the 2017 Financials, but does not include all disclosures required by US GAAP.

Principles of consolidation

Although the Spin-off was completed on March 26, 2018, the Company has reflected the Spin-off in these financial statements as if it occurred on March 31, 2018 as the Company determined that the impact is not material to the condensed consolidated financial statements.

The financial statements present the consolidated results of operations, financial condition, and cash flows of red violet and its subsidiaries. For periods prior to the Spin-off, these financial statements were prepared on a consolidated and combined basis because certain of the entities were under common control. All intercompany accounts and transactions have been eliminated between the consolidated and combined entities.

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

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted Topic 606 as of January 1, 2018 using the modified retrospective method, and the adoption did not have a material impact on our consolidated balance sheets, statements of operations, or cash flows. Refer to Note 1(c) below for further details.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. This guidance will be effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis and early adoption is permitted. It will be effective for us in the first quarter of 2020. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In June 2018, FASB issued ASU No. 2018-07 (“ASU 2018-07”), “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards. This guidance will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, on a modified retrospective basis and early adoption is permitted. As of June 30, 2018, we early adopted ASU 2018-07 and there was no material impact on our condensed consolidated financial statements and related disclosures.

(c) Revenue recognition

On January 1, 2018, we adopted Topic 606 using the modiﬁed retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening accumulated deﬁcit as of January 1, 2018 due to the adoption of Topic 606.

Revenue is recognized when control of goods or services is transferred to our customers, in an amount that reﬂects the consideration we expect to be entitled to in exchange for those goods or services. In other words, our performance obligation is to provide on demand solutions to our customers by leveraging our proprietary technology and applying machine learning and advanced analytics to our massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

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

Revenue is recognized over a period of time since the performance obligation is delivered in a series. Our customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within ASC 606-10-55-18, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of June 30, 2018 and December 31, 2017, the balance of deferred revenue was $56 and $33, respectively, all of which are expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2017, $10 and $27 was recognized into revenue during the three and six months ended June 30, 2018, respectively.

As of June 30, 2018, approximately $1,056 of revenue is expected to be recognized in the future for the outstanding performance obligation, primarily related to revenue for subscription contracts that have a term of more than 12 months. Approximately $271 will be recognized during the remaining six months of 2018, $576 in 2019 and the remainder in 2020. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company has elected to exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts where revenue is recognized based upon the right to invoice the customer.

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

3. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding at June 30, 2018, and is utilized to calculate loss per share for the three and six months ended June 30, 2018 and 2017, as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2018	2017	2018	2017
Numerator:
Net loss	$(1,494)	$(12,133)	$(3,578)	$(15,026)
Denominator:
Weighted average shares outstanding - Basic and diluted	10,266,613	10,266,613	10,266,613	10,266,613
Loss per share:
Basic and diluted:	$(0.15)	$(1.18)	$(0.35)	$(1.46)

A total of 56,000 shares of unvested restricted stock units (“RSUs”) granted during the first quarter of 2018 have been excluded from the diluted loss per share calculation as the impact is anti-dilutive for the three and six months ended June 30, 2018.

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

(In thousands)	Amortization period	June 30, 2018	December 31, 2017
Gross amount:
Software developed for internal use	10 years	$19,711	$16,642
Accumulated amortization:
Software developed for internal use		(2,079)	(1,289)
Net intangible assets:
Software developed for internal use		$17,632	$15,353

The gross amount associated with software developed for internal use mainly represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, traveling expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $417 and $155 for the three months ended June 30, 2018 and 2017, respectively, and $790 and $311 for the six months ended June 30, 2018 and 2017, respectively, were included in depreciation and amortization expenses. As of June 30, 2018, intangible assets of $2,809, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

As of June 30, 2018, estimated amortization expenses related to the Company’s intangible assets for the remainder of 2018 through 2023 and thereafter are as follows:

(In thousands)
Year	June 30, 2018
Remainder of 2018	$849
2019	1,974
2020	1,973
2021	1,971
2022	1,970
2023 and thereafter	8,895
Total	$17,632

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2018 and December 31, 2017, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

As of June 30, 2018 and December 31, 2017, there are no events or changes in circumstances to indicate that goodwill is impaired.

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

On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of June 30, 2018, the Act does not have a material net impact on our condensed consolidated financial statements, however, certain income tax disclosures are affected.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2018 and 34% for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018 and 2017, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

red violet continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. red violet has no federal income tax filings that remain open for tax examination as 2018 will be the first filing year for the Company for U.S. federal income tax purposes; however, Interactive Data’s stand-alone state income tax returns since 2014 remain open for tax examination.

red violet does not have any unrecognized tax benefits as of June 30, 2018 and December 31, 2017.

7. Common stock and preferred stock

Common stock

As of June 30, 2018 and December 31, 2017, the number of authorized shares of common stock was 200,000,000 and 5,000, with a par value of $0.001 per share, respectively, of which, 10,266,613 and 1,000 shares of common stock were issued and outstanding, respectively.

On March 26, 2018, Fluent completed the Spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of red violet to Fluent’s stockholders of record as of March 19, 2018, the Record Date, and certain warrant holders, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock.

Preferred stock

As of June 30, 2018, we had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding. There was no preferred stock authorized as of December 31, 2017.

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

On March 29, 2018, an aggregate of 56,000 shares of RSUs were granted to certain nonemployee directors, at a grant date fair value of $6.10 per share, under the 2018 Plan, with vesting periods ranging from one to three years. The fair value of the RSUs was estimated using the market value of the Company’s common stock on the date of grant, which was equivalent to the closing price of the common stock on the grant date.

In July 2018, an aggregate of 602,000 shares of RSUs were granted to certain employees of the Company, at a grant date fair value ranging from $7.53 to $8.60 per share, under the 2018 Plan, with vesting periods ranging from three to four years.

As of June 30, 2018, unrecognized share-based compensation expense associated with the granted RSUs amounted to $291, which is expected to be recognized over a weighted average period of 2.2 years.

Share-based compensation of $49 and $1,427 for the three months ended June 30, 2018 and 2017, respectively, and $395 and $2,076 for the six months ended June 30, 2018 and 2017, respectively, was recognized. The amount recorded includes an allocation of share-based compensation related to the share-based awards granted by Fluent to company employees or non-employees prior to the Spin-off.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Sales and marketing expenses	$-	$77	$41	$162
General and administrative expenses	49	1,148	173	1,521
Share-based compensation expense	49	1,225	214	1,683
Capitalized in intangible assets	-	202	181	393
Total	$49	$1,427	$395	$2,076

9. Related party transactions

Contribution by Fluent, Inc., recorded in the condensed consolidated statement of changes in shareholders’ equity, represents cash funding provided or the portion of certain expenses allocated by Fluent to red violet, on or prior to the Spin-off.

These allocated expenses are primarily corporate employee salaries and benefits of the functional groups (inclusive of executive management, accounting, administrative and information technology) and corporate administrative expenses (inclusive of legal services, accounting and finance services and other corporate and infrastructure services). Corporate employee salaries and benefits were allocated on the basis of time spent, and corporate administrative expenses were allocated on the basis of relative percentage of services utilized or benefit received. red violet recorded expenses of $0 and $1,048 for the three months ended June 30, 2018 and 2017, respectively, and $325 and $1,888 for the six months ended June 30, 2018 and 2017, respectively, as a result of the allocation of expenses from Fluent. Upon the Spin-off, Fluent no longer allocates any expenses to red violet.

In addition, share-based compensation of $0 and $1,427 for the three months ended June 30, 2018 and 2017, respectively, and $344 and $2,076 for the six months ended June 30, 2018 and 2017, respectively, relating to the share-based awards granted by Fluent prior to the Spin-off, were recorded.

Management believes the assumptions and allocations underlying the condensed consolidated financial statements are reasonable and appropriate under the circumstances. The expense allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or the benefit received by red violet during the periods presented relative to the total costs and expenses incurred by Fluent. However, these expenses may not be reflective of the expenses that would have been recorded had red violet been an entity that operated independently of Fluent, and not been a subsidiary of Fluent. Consequently, future results of operations of red violet after the Spin-off will include costs and expenses that may be materially different than red violet’s historical results of operations, financial position, and cash flows. Accordingly, the financial statements for these periods are not indicative of red violet’s future results of operations, financial position, and cash flow.

MDB Agreement and Executive Chairman Agreement

On April 26, 2018, the Company entered into a consulting agreement with MDB Management, Inc. (“MDB”), a company owned by Michael Brauser, the then chairman of the Company’s board of directors, and one of his sons, for MDB to provide consulting services to the Company related to business development, future acquisitions, and strategic transactions (“MDB Agreement”), for a term of six months, automatically renewing for additional six month periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Under the MDB Agreement, the consulting service fee is $30 per month. The Company recognized consulting service fees relating to the MDB Agreement of a total of $60 during the three and six months ended June 30, 2018.

On August 7, 2018, the MDB Agreement was terminated by mutual agreement of the parties with no further liability under the MDB Agreement by either party. On the same day, the board of directors of the Company appointed Michael Brauser Executive Chairman of the Company and the Company entered into the executive chairman services agreement with Mr. Brauser, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future acquisitions and strategic transactions (“Executive Chairman Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Under the Executive Chairman Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan.

10. Commitments

The Company incurred data costs of $1,361 and $1,148 for the three months ended June 30, 2018 and 2017, respectively, and $2,653 and $2,179 for the six months ended June 30, 2018 and 2017, respectively, under certain data licensing agreements. As of June 30, 2018, material capital commitments under certain data licensing agreements were $21,295, shown as follows:

(In thousands)
Year	June 30, 2018
Remainder of 2018	$2,663
2019	6,230
2020	6,325
2021	4,775
2022	1,302
Total	$21,295

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Information Statement included in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018 (“Information Statement”), and other filings we make with the SEC. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

The historical financial statements we have included in this Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future as a stand-alone company.

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

Although the Spin-off was completed on March 26, 2018, we have reflected the Spin-off in the financial statements included in this Form 10-Q as if it occurred on March 31, 2018 as we have determined that the impact is not material to the condensed consolidated financial statements.

The financial statements present the consolidated results of operations, financial condition, and cash flows of red violet and its subsidiaries. For periods prior to the Spin-off, these financial statements were prepared on a consolidated and combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the consolidated and combined entities.

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

From inception of our risk management business in September 2014 through December 2016, the majority of our operations were dedicated to the early-stage development of our business model, including the development of our proprietary, cloud-based technology platform, CORE, and the buildout of our initial-phase suite of products, powered by CORE, to serve a variety of industries within risk management. Beginning January 2017, with our technology platform production ready and hardened, our initial suite of products released into the marketplace, and a multi-year product roadmap defined, we transformed from a development organization to a sales-driven organization with sales increasing from a $5.8 million annual run-rate for the month ended January 31, 2017 to a $17.2 million annual run-rate for the month ended June 30, 2018.

In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses for our sales and marketing, executive and administrative, and infrastructure-related persons as we increase headcount in the next 12 months.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful receivables, useful lives of property and equipment and intangible assets, income tax provision, and recoverability of the carrying amounts of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to the consolidated and combined financial statements and accompanying notes of red violet for the year ended December 31, 2017 (“2017 Financials”) included in the Information Statement. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our 2017 Financials.

Recently issued accounting standards

See Note 2(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2018, as compared to the three months ended June 30, 2017:

•	Total revenue increased 96% to $3.9 million.
•	Net loss improved by $10.6 million to $1.5 million.
•	Loss per share improved by $1.03 to $0.15.
•	Adjusted gross profit increased 1,117% to $1.8 million.
•	Adjusted gross margin increased to 47% from 8%.
•	Adjusted EBITDA improved by $1.3 million to negative $1.1 million.

Second Quarter and Recent Business Highlights

•	Monthly revenue increased at a compound annual growth rate (“CAGR”) of 126% over the first six months of 2018 with an annual revenue run rate of $17.2 million for the month ended June 30, 2018.
•	Recurring revenue continues to expand with 60% of monthly revenue attributable to customer contracts versus transactional usage. Contracts are generally annual contracts with auto renewal.
•

Business continues to scale towards profitability as adjusted gross profit grew at a CAGR of 532% over the first six months of 2018, resulting in an annual adjusted gross profit run rate of $9.2 million for the month ended June 30, 2018.

•

FOREWARN®, our subscription app-based solution for the real estate industry, powered by CORE™, grew revenue at a CAGR of 642% over the first six months of 2018, with an annual run rate of $0.5 million for the month ended June 30, 2018.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding income tax, depreciation and amortization, share-based compensation expense, litigation costs, transition service income, write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net loss	$(1,494)	$(12,133)	$(3,578)	$(15,026)
Depreciation and amortization	478	220	929	436
Share-based compensation expense	49	1,225	214	1,683
Litigation costs	-	8,325	-	8,829
Transition service income	(158)	-	(158)	-
Write-off of long-lived assets and others	44	-	99	-
Adjusted EBITDA	$(1,081)	$(2,363)	$(2,494)	$(4,078)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenue	$3,909	$1,993	$7,234	$3,565
Cost of revenue (exclusive of depreciation and amortization)	2,084	1,843	4,101	3,244
Adjusted gross profit	$1,825	$150	$3,133	$321
Adjusted gross margin	47%	8%	43%	9%

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

Adjusted EBITDA, adjusted gross profit and adjusted gross margin are measures frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. Adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other items. Adjusted gross profit and adjusted gross margin are calculated by using cost of revenue (exclusive of depreciation and amortization).

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

Results of Operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue. Revenue increased $1.9 million or 96% to $3.9 million for the three months ended June 30, 2018, from $2.0 million for the three months ended June 30, 2017. This increase was driven by strong growth in volume resulting from the continued staged release of our product suite, following our transformation from a development organization to a sales-driven organization beginning January 2017. During this time frame, our monthly sales increased from an $8.0 million annual run-rate for the month ended June 30, 2017 to a $17.2 million annual run-rate for the month ended June 30, 2018.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.3 million or 13% to $2.1 million for the three months ended June 30, 2018, from $1.8 million for the three months ended June 30, 2017. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 49% of our total data acquisition costs for the three months ended June 30, 2018, compared to approximately 45% for the three months ended June 30, 2017. Other cost of revenue items include expenses related to third-party infrastructure fees.

We continued to develop our baseline data repository in anticipation of completing the development of our full suite of risk management products during the development periods. As the construct of our data costs is a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 53% for the three months ended June 30, 2018, from 92% for the three months ended June 30, 2017, as a result of the scaling. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.1 million or 5% to $1.2 million for the three months ended June 30, 2018, from $1.2 million for the three months ended June 30, 2017. The increase resulted from increased headcount as we continue to invest in the expansion of our sales organization. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team.

General and administrative expenses. General and administrative expenses decreased $9.2 million or 84% to $1.7 million for the three months ended June 30, 2018, from $10.9 million for the three months ended June 30, 2017. The decrease resulted from decreases in litigation costs and share-based compensation expense, which were partially offset by increases in employee salaries and benefits and other professional fees. For the three months ended June 30, 2018 and 2017, our general and administrative expenses consisted primarily of litigation costs of $0 and $8.3 million in relation to the settled litigation previously disclosed in our 2017 Financials, share-based compensation expense of $0.1 million and $1.1 million, employee salaries and benefits of $0.7 million and $0.6 million, and other professional fees of $0.4 million and $0.3 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 117% to $0.5 million for the three months ended June 30, 2018, from $0.2 million for the three months ended June 30, 2017. The increase in depreciation and amortization for the three months ended June 30, 2018 resulted from the amortization of software developed for internal use that became ready for its intended use after the second quarter of 2017.

Loss before income taxes. We had a loss before income taxes of $1.5 million for the three months ended June 30, 2018, as compared to $12.1 million for the three months ended June 30, 2017. The decrease in loss before income taxes resulted from the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decreases in litigation costs and share-based compensation expense, which were partially offset by increases in salaries and benefits, other professional fees and depreciation and amortization.

Income taxes. Income tax expense of $0 was recognized for the three months ended June 30, 2018 and 2017. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2018 and 2017. On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of June 30, 2018, the Act does not have a material net impact on our condensed consolidated financial statements. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $1.5 million was recognized for the three months ended June 30, 2018, as compared to $12.1 million for the three months ended June 30, 2017, as a result of the foregoing.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue. Revenue increased $3.6 million or 103% to $7.2 million for the six months ended June 30, 2018, from $3.6 million for the six months ended June 30, 2017. This increase was driven by strong growth in volume resulting from the continued staged release of our product suite, following our transformation from a development organization to a sales-driven organization beginning January 2017. During this time frame, our monthly sales increased from an $8.0 million annual run-rate for the month ended June 30, 2017 to a $17.2 million annual run-rate for the month ended June 30, 2018.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.9 million or 26% to $4.1 million for the six months ended June 30, 2018, from $3.2 million for the six months ended June 30, 2017. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 49% of our total data acquisition costs for the six months ended June 30, 2018, compared to approximately 40% for the six months ended June 30, 2017. Other cost of revenue items include expenses related to third-party infrastructure fees.

We continued to develop our baseline data repository in anticipation of completing the development of our full suite of risk management products during the development periods. As the construct of our data costs is a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 57% for the six months ended June 30, 2018, from 91% for the six months ended June 30, 2017, as a result of the scaling. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.3 million or 17% to $2.3 million for the six months ended June 30, 2018, from $2.0 million for the six months ended June 30, 2017. The increase resulted from increased headcount as we continue to invest in the expansion of our sales organization. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team.

General and administrative expenses. General and administrative expenses decreased $9.3 million or 72% to $3.6 million for the six months ended June 30, 2018, from $12.9 million for the six months ended June 30, 2017. The decrease resulted from decreases in litigation costs and share-based compensation expense, which were partially offset by increases in employee salaries and benefits and other professional fees. For the six months ended June 30, 2018 and 2017, our general and administrative expenses consisted primarily of litigation costs of $0 and $8.8 million in relation to the settled litigation previously disclosed in our 2017 Financials, share-based compensation expense of $0.2 million and $1.5 million, employee salaries and benefits of $1.5 million and $1.2 million, and other professional fees of $0.8 million and $0.5 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million or 113% to $0.9 million for the six months ended June 30, 2018, from $0.4 million for the six months ended June 30, 2017. The increase in depreciation and amortization for the six months ended June 30, 2018 resulted from the amortization of software developed for internal use that became ready for its intended use after the first quarter of 2017.

Loss before income taxes. We had a loss before income taxes of $3.6 million for the six months ended June 30, 2018, as compared to $15.0 million for the six months ended June 30, 2017. The decrease in loss before income taxes resulted from the increase in revenue, decrease in our cost of revenue as a percentage of revenue, decreases in litigation costs and share-based compensation expense, which were partially offset by increases in salaries and benefits, other professional fees and depreciation and amortization.

Income taxes. Income tax expense of $0 was recognized for the six months ended June 30, 2018 and 2017. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2018 and 2017. On December 22, 2017, the Act was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of June 30, 2018, the Act does not have a material net impact on our condensed consolidated financial statements. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details

Net loss. A net loss of $3.6 million was recognized for the six months ended June 30, 2018, as compared to $15.0 million for the six months ended June 30, 2017, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows used in operating activities. For the six months ended June 30, 2018, net cash used in operating activities was $5.2 million, primarily the result of the net loss of $3.6 million, adjusted for certain non-cash items totaling $1.7 million, consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets and allocation of expenses from Fluent, Inc. In addition, the net working capital increased $3.5 million, primarily the result of the decrease in accrued expenses and other current liabilities and the increase in accounts receivable following the increase in revenue. For the six months ended June 30, 2017, net cash used in operating activities was $3.8 million, primarily the result of the net loss of $15.0 million, adjusted for certain non-cash items of an aggregate of $4.1 million, and the cash provided by net working capital of $6.6 million.

Cash flows used in investing activities. Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $2.9 million and $3.6 million, respectively, as a result of capitalized costs included in intangible assets of $2.9 million and $3.3 million for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $23.9 million (inclusive of $20.0 cash contribution by Fluent to red violet upon the Spin-off) and $7.4 million, respectively, as a result of capital contributed by Fluent during the corresponding periods.

As of June 30, 2018, we had material commitments under certain data licensing agreements of $21.0 million. We anticipate funding our operations using available cash, and cash flow generated from operations within the next twelve months.

We reported net loss of $1.5 million and $3.6 million for the three and six months ended June 30, 2018, respectively, as compared to $12.1 million and $15.0 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had a total shareholders’ equity balance of $38.8 million.

As of June 30, 2018, we had cash and cash equivalents of approximately $15.8 million. Historically, we have funded our operations via intercompany transfers from Fluent on an as needed basis. Based on projections of growth in revenue and operating results in the coming year, and the available cash and cash equivalents held by us after the Spin-off, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Information Statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 7, 2018, the consulting agreement entered into on April 26, 2018 between the Company and MDB Management, Inc. (“MDB Agreement”) was terminated by mutual agreement of the parties with no further liability under the MDB Agreement by either party. On the same day, the board of directors of the Company appointed Michael Brauser Executive Chairman of the Company and the Company entered into the executive chairman services agreement with Mr. Brauser, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future acquisitions and strategic transactions (“Executive Chairman Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Under the Executive Chairman Agreement, Mr. Brauser receives cash compensation of $30,000 per month and is entitled to participate in the Company’s incentive compensation plan.

The Executive Chairman Agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.					X
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Management contract or compensatory plan or arrangement.
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

Red Violet, Inc.

August 8, 2018	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)