Form 10-Q
period 2018-09-30
Red Violet, Inc.
filed 2018-11-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

As of November 5, 2018, the registrant had 10,266,613 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	(unaudited)
	September 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$12,646	$65
Accounts receivable, net of allowance for doubtful accounts of $125 and $228 at September 30, 2018 and December 31, 2017, respectively	2,185	1,650
Prepaid expenses and other current assets	736	559
Total current assets	15,567	2,274
Property and equipment, net	877	1,091
Intangible assets, net	18,931	15,353
Goodwill	5,227	5,227
Other non-current assets	1,013	1,180
Total assets	$41,615	$25,125
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Trade accounts payable	$1,503	$919
Accrued expenses and other current liabilities	2,179	6,437
Deferred revenue	15	33
Total liabilities	3,697	7,389
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 and 0 authorized, and 0 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	-	-
Common stock—$0.001 par value, 200,000,000 and 5,000 shares authorized, and 10,266,613 and 1,000 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	10	-
Additional paid-in capital	40,654	-
Accumulated deficit	(2,746)	-
Member's capital	-	17,736
Total shareholders' equity	37,918	17,736
Total liabilities and shareholders' equity	$41,615	$25,125

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$4,360	$2,306	$11,594	$5,871
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,233	1,955	6,334	5,199
Sales and marketing expenses	1,126	1,175	3,443	3,158
General and administrative expenses	2,182	2,222	5,776	15,150
Depreciation and amortization	508	288	1,437	724
Total costs and expenses	6,049	5,640	16,990	24,231
Loss from operations	(1,689)	(3,334)	(5,396)	(18,360)
Interest income, net	31	-	31	-
Other income, net	406	-	535	-
Loss before income taxes	(1,252)	(3,334)	(4,830)	(18,360)
Income taxes	-	-	-	-
Net loss	$(1,252)	$(3,334)	$(4,830)	$(18,360)
Loss per share:
Basic and diluted	$(0.12)	$(0.32)	$(0.47)	$(1.79)
Weighted average number of shares outstanding:
Basic and diluted	10,266,613	10,266,613	10,266,613	10,266,613

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	capital	deficit	capital	Total
Balance at December 31, 2017	1,000	$-	$-	$-	$17,736	$17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	24,264	24,264
Share-based compensation	-	-	402	-	346	748
Net loss	-	-	-	(2,746)	(2,084)	(4,830)
Spin-off from Fluent, Inc.	10,265,613	10	40,252	-	(40,262)	-
Balance at September 30, 2018	10,266,613	$10	$40,654	$(2,746)	$-	$37,918

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,830)	$(18,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,437	724
Share-based compensation expense	432	2,246
Write-off of long-lived assets	63	-
Provision for bad debts	246	177
Allocation of expenses from Fluent, Inc.	325	2,849
Changes in assets and liabilities:
Accounts receivable	(781)	(834)
Prepaid expenses and other current assets	(177)	266
Other non-current assets	167	178
Trade accounts payable	584	96
Accrued expenses and other current liabilities	(4,258)	4,784
Deferred revenue	(18)	(28)
Net cash used in operating activities	(6,810)	(7,902)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51)	(476)
Capitalized costs included in intangible assets	(4,497)	(4,818)
Net cash used in investing activities	(4,548)	(5,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	23,939	13,222
Net cash provided by financing activities	23,939	13,222
Net increase in cash and cash equivalents	$12,581	$26
Cash and cash equivalents at beginning of period	65	226
Cash and cash equivalents at end of period	$12,646	$252
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$316	$629

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Organization

On March 26, 2018, Fluent, Inc. (“Fluent”) completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries that previously operated Fluent’s risk management business.

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

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted Topic 606 as of January 1, 2018 using the modified retrospective method, and the adoption did not have a material impact on our consolidated balance sheets, statements of operations, or cash flows. Refer to Note 2(c) below for further details.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 will be effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis and early adoption is permitted. It will be effective for us in the first quarter of 2020. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In June 2018, FASB issued ASU No. 2018-07 (“ASU 2018-07”), “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards. This guidance will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, on a modified retrospective basis and early adoption is permitted. We early adopted ASU 2018-07 during the second quarter of 2018 and there was no material impact on our condensed consolidated financial statements and related disclosures.

In August 2018, FASB issued ASU No. 2018-15 (“ASU 2018-15”), “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2020, on a retrospective or prospective basis and early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of September 30, 2018 and December 31, 2017, the balance of deferred revenue was $15 and $33, respectively, all of which are expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2017, $6 and $33 was recognized into revenue during the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, approximately $892 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to revenue for subscription contracts that have a term of more than 12 months. Approximately $154 will be recognized during the remaining three months of 2018, $567 in 2019 and the remainder in 2020. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding at September 30, 2018, and is utilized to calculate loss per share for the three and nine months ended September 30, 2018 and 2017, as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2018	2017	2018	2017
Numerator:
Net loss	$(1,252)	$(3,334)	$(4,830)	$(18,360)
Denominator:
Weighted average shares outstanding - Basic and diluted	$10,266,613	$10,266,613	$10,266,613	$10,266,613
Loss per share:
Basic and diluted:	$(0.12)	$(0.32)	$(0.47)	$(1.79)

A total of 2,145,500 shares of unvested restricted stock units (“RSUs”) granted during the nine months ended September 30, 2018 have been excluded from the diluted loss per share calculation as the impact is anti-dilutive for the three and nine months ended September 30, 2018.

4. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2018			December 31, 2017
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$21,455	$(2,524)	$18,931	$16,642	$(1,289)	$15,353

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, traveling expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $445 and $217 for the three months ended September 30, 2018 and 2017, respectively, and $1,235 and $528 for the nine months ended September 30, 2018 and 2017, respectively, were included in depreciation and amortization expense. As of September 30, 2018, intangible assets of $3,719, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

As of September 30, 2018, estimated amortization expense related to the Company’s intangible assets for the remainder of 2018 through 2023 and thereafter are as follows:

(In thousands)
Year	September 30, 2018
Remainder of 2018	$458
2019	2,331
2020	2,330
2021	2,328
2022	2,327
2023 and thereafter	9,157
Total	$18,931

5. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2018 and December 31, 2017, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

As of September 30, 2018 and December 31, 2017, there are no events or changes in circumstances to indicate that goodwill is impaired.

6. Income taxes

red violet is a “C” corporation, while its subsidiaries are all limited liability companies. Before the Spin-off, red violet and its subsidiaries were consolidated with Fluent for U.S. federal income tax purposes. However, for purposes of these financial statements, the income tax provisions were prepared assuming the entities filed separate tax returns.

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

On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of September 30, 2018, the Act does not have a material net impact on our condensed consolidated financial statements, however, certain income tax disclosures are affected.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2018 and 34% for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018 and 2017, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

red violet continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. red violet has no federal income tax filings that remain open for tax examination as 2018 will be the first filing year for the Company for U.S. federal income tax purposes. However, Interactive Data’s stand-alone state income tax returns since 2014 remain open for tax examination.

red violet does not have any unrecognized tax benefits as of September 30, 2018 and December 31, 2017.

7. Common stock and preferred stock

Common stock

As of September 30, 2018 and December 31, 2017, the number of authorized shares of common stock was 200,000,000 and 5,000, with a par value of $0.001 per share, respectively, of which, 10,266,613 and 1,000 shares of common stock were issued and outstanding, respectively.

On March 26, 2018, Fluent completed the Spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of red violet to Fluent’s stockholders of record as of March 19, 2018, the Record Date, and certain warrant holders, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock.

Preferred stock

As of September 30, 2018, we had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding. There was no preferred stock authorized as of December 31, 2017.

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

On March 29, 2018, an aggregate of 56,000 RSUs were granted to certain nonemployee directors, at a grant date fair value of $6.10 per share, under the 2018 Plan, with vesting periods ranging from one to three years.

In July 2018, an aggregate of 602,000 RSUs were granted to certain employees of the Company, at a grant date fair value ranging from $7.53 to $8.60 per share, under the 2018 Plan, with vesting periods ranging from three to four years.

On September 5, 2018, the Company’s compensation committee approved the grant of an aggregate of 1,487,500 RSUs, subject to both time- and performance-based requirements, to certain of its executive officers and directors, at a grant date fair value of $7.69 per share, under the 2018 Plan, with a three-year vesting period. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last date of the quarter that the performance criteria is met (collectively, the “Performance Criteria”). If the Performance Criteria are met, the RSUs will vest one-third annually on each of July 1, 2019, July 1, 2020 and July 1, 2021 (“Time-Based Vesting Requirement”). In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest. No amortization of share-based compensation expense has been recognized during the three and nine months ended September 30, 2018, in relation to RSUs with Performance Criteria, because, as of September 30, 2018, the Company determined that it is not probable that the Performance Criteria will be met.

As of September 30, 2018, unrecognized share-based compensation expense associated with the granted RSUs, excluding those RSUs with Performance Criteria, amounted to $4,449, which is expected to be recognized over a weighted average period of 3.0 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Sales and marketing expenses	$54	$59	$95	$221
General and administrative expenses	164	504	337	2,025
Share-based compensation expense	218	563	432	2,246
Capitalized in intangible assets	135	236	316	629
Total	$353	$799	$748	$2,875

The amounts recorded included an allocation of share-based compensation related to the share-based awards granted by Fluent to company employees or non-employees prior to the Spin-off.

9. Related party transactions

Contribution by Fluent, Inc., recorded in the condensed consolidated statement of changes in shareholders’ equity, represents cash funding provided or the portion of certain expenses allocated by Fluent to red violet, on or prior to the Spin-off.

These allocated expenses are primarily corporate employee salaries and benefits of the functional groups (inclusive of executive management, accounting, administrative and information technology) and corporate administrative expenses (inclusive of legal services, accounting and finance services and other corporate and infrastructure services). Corporate employee salaries and benefits were allocated on the basis of time spent, and corporate administrative expenses were allocated on the basis of relative percentage of services utilized or benefit received. red violet recorded expenses of $0 and $961 for the three months ended September 30, 2018 and 2017, respectively, and $325 and $2,849 for the nine months ended September 30, 2018 and 2017, respectively, as a result of the allocation of expenses from Fluent. Upon the Spin-off, Fluent no longer allocates any expenses to red violet.

In addition, share-based compensation of $0 and $799 for the three months ended September 30, 2018 and 2017, respectively, and $344 and $2,875 for the nine months ended September 30, 2018 and 2017, respectively, relating to the share-based awards granted by Fluent prior to the Spin-off, were recorded.

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

MDB Agreement and Services Agreement

On April 26, 2018, the Company entered into a consulting agreement with MDB Management, Inc. (“MDB”), a company owned by Michael Brauser, the then chairman of the Company’s board of directors, and one of his sons, for MDB to provide consulting services to the Company related to business development, future acquisitions, and strategic transactions (“MDB Agreement”), for a term of six months, automatically renewing for additional six month periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Under the MDB Agreement, the consulting service fee is $30 per month. The Company recognized consulting service fees relating to the MDB Agreement of a total of $30 and $90 during the three and nine months ended September 30, 2018, respectively.

On August 7, 2018, the MDB Agreement was terminated by mutual agreement of the parties with no further liability under the MDB Agreement by either party. On the same day, the board of directors of the Company appointed Michael Brauser Executive Chairman of the Company and the Company entered into an executive chairman services agreement with Mr. Brauser, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future acquisitions and strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 during the three and nine months ended September 30, 2018.

Effective September 9, 2018, Mr. Brauser resigned as Executive Chairman and as a member of the board of directors of the Company. Mr. Brauser remains a consultant to the Company and continues to provide services under the existing Services Agreement.

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,447 and $1,154 for the three months ended September 30, 2018 and 2017, respectively, and $4,080 and $3,333 for the nine months ended September 30, 2018 and 2017, respectively, under certain data licensing agreements. As of September 30, 2018, material capital commitments under certain data licensing agreements were $20,331, shown as follows:

(In thousands)
Year	September 30, 2018
Remainder of 2018	$1,444
2019	6,410
2020	6,400
2021	4,775
2022	1,302
Total	$20,331

(b) Contingencies

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

Overview

On March 26, 2018, Fluent, Inc. (“Fluent”) completed the previously announced spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, Red Violet, Inc., a Delaware corporation (“red violet,” “we,” “us,” “our,” and similar terms), to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business.

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

red violet is a software and services company specializing in big data analysis, providing cloud-based, mission-critical solutions to enterprises in a variety of industries. red violet’s mission is to transform data into intelligence utilizing our proprietary technology platform to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so our clients can spend their time on what matters most -- running their organizations with confidence. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, and ensuring legislative compliance, to debt recovery.

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

From inception of our risk management business in September 2014 through December 2016, the majority of our operations were dedicated to the early-stage development of our business model, including the development of our proprietary, cloud-based technology platform, CORE, and the buildout of our initial-phase suite of products, powered by CORE, to serve a variety of industries within risk management. Beginning January 2017, with our technology platform production ready and hardened, our initial suite of products released into the marketplace, and a multi-year product roadmap defined, we transformed from a development organization to a sales-driven organization with sales increasing from a $5.8 million annual run-rate for the month ended January 31, 2017 to a $18.6 million annual run-rate for the month ended September 30, 2018.

In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses relating to our sales and marketing, executive and administrative, and infrastructure-related persons as we increase headcount in the next 12 months.

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

Recently issued accounting standards

See Note 2(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

•	Total revenue increased 89% to $4.4 million.
•	Net loss improved by $2.1 million to $1.3 million.
•	Loss per share improved by $0.20 to $0.12.
•	Adjusted gross profit increased 506% to $2.1 million.
•	Adjusted gross margin increased to 49% from 15%.
•	Adjusted EBITDA improved by $1.3 million to negative $0.8 million.

Third Quarter and Recent Business Highlights

•	Monthly revenue increased at a CAGR of 91% over the first nine months of 2018 with an annual revenue run rate of $18.6 million for the month ended September 30, 2018.
•	Recurring revenue continues to expand with 64% of monthly revenue attributable to customer contracts versus transactional usage. Contracts are generally annual contracts or longer, with auto renewal.
•

Business continues to scale towards profitability as adjusted gross profit grew at a CAGR of 274% over the first nine months of 2018, resulting in an annual adjusted gross profit run rate of $9.9 million for the month ended September 30, 2018.

•

FOREWARN®, our subscription app-based solution for the real estate industry, powered by CORE™, grew revenue at a CAGR of 464% over the first nine months of 2018, with an annual run rate of $0.7 million for the month ended September 30, 2018.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, depreciation and amortization, share-based compensation expense, litigation costs, insurance proceeds in relation to settled litigation, transition service income, write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net loss	$(1,252)	$(3,334)	$(4,830)	$(18,360)
Interest income, net	(31)	-	(31)	-
Depreciation and amortization	508	288	1,437	724
Share-based compensation expense	218	563	432	2,246
Litigation costs	125	337	134	9,166
Insurance proceeds in relation to settled litigation	(350)	-	(350)	-
Transition service income	(56)	-	(214)	-
Write-off of long-lived assets and others	2	-	92	-
Adjusted EBITDA	$(836)	$(2,146)	$(3,330)	$(6,224)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenue	$4,360	$2,306	$11,594	$5,871
Cost of revenue (exclusive of depreciation and amortization)	2,233	1,955	6,334	5,199
Adjusted gross profit	$2,127	$351	$5,260	$672
Adjusted gross margin	49%	15%	45%	11%

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

Results of Operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue. Revenue increased $2.1 million or 89% to $4.4 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017. This increase was driven by strong growth in volume resulting from the continued staged release of our product suite, following our transformation from a development organization to a sales-driven organization beginning January 2017. During this time frame, our monthly sales increased from a $9.9 million annual run-rate for the month ended September 30, 2017 to a $18.6 million annual run-rate for the month ended September 30, 2018.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.2 million or 14% to $2.2 million for the three months ended September 30, 2018 from $2.0 million for the three months ended September 30, 2017. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 44% of our total data acquisition costs for the three months ended September 30, 2018, compared to approximately 46% for the three months ended September 30, 2017. Other cost of revenue items include expenses related to third-party infrastructure fees.

We continued to develop our baseline data repository in anticipation of completing the development of our full suite of risk management products during the development periods. As the construct of our data costs is a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 51% for the three months ended September 30, 2018, from 85% for the three months ended September 30, 2017, as a result of the scaling. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses decreased slightly by $0.1 million or 4% to $1.1 million for the three months ended September 30, 2018 from $1.2 million for the three months ended September 30, 2017. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team.

General and administrative expenses. General and administrative expenses remained constant at $2.2 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, our general and administrative expenses consisted primarily of litigation costs of $0.1 and $0.3 million, share-based compensation expense of $0.2 million and $0.5 million, employee salaries and benefits of $0.9 million and $0.8 million, and other professional fees of $0.5 million and $0.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million or 76% to $0.5 million for the three months ended September 30, 2018 from $0.3 million for the three months ended September 30, 2017. The increase in depreciation and amortization for the three months ended September 30, 2018 resulted from the amortization of software developed for internal use that became ready for its intended use after the third quarter of 2017.

Other income, net. For the three months ended September 30, 2018, other income, net consisted primarily of transition service income of $0.1 million and the insurance proceeds of $0.4 million in relation to previously settled litigation.

Loss before income taxes. We had a loss before income taxes of $1.3 million for the three months ended September 30, 2018, as compared to $3.3 million for the three months ended September 30, 2017. The decrease in loss before income taxes resulted primarily from the increase in revenue and decrease in our cost of revenue as a percentage of revenue.

Income taxes. Income tax expense of $0 was recognized for the three months ended September 30, 2018 and 2017. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2018 and 2017. On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Act”) was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of September 30, 2018, the Act does not have a material net impact on our condensed consolidated financial statements. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $1.3 million was recognized for the three months ended September 30, 2018, as compared to $3.3 million for the three months ended September 30, 2017, as a result of the foregoing.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue. Revenue increased $5.7 million or 97% to $11.6 million for the nine months ended September 30, 2018 from $5.9 million for the nine months ended September 30, 2017. This increase was driven by strong growth in volume resulting from the continued staged release of our product suite, following our transformation from a development organization to a sales-driven organization beginning January 2017. During this time frame, our monthly sales increased from a $9.9 million annual run-rate for the month ended September 30, 2017 to a $18.6 million annual run-rate for the month ended September 30, 2018.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.1 million or 22% to $6.3 million for the nine months ended September 30, 2018 from $5.2 million for the nine months ended September 30, 2017. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 47% of our total data acquisition costs for the nine months ended September 30, 2018, compared to approximately 43% for the nine months ended September 30, 2017. Other cost of revenue items include expenses related to third-party infrastructure fees.

We continued to develop our baseline data repository in anticipation of completing the development of our full suite of risk management products during the development periods. As the construct of our data costs is a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 55% for the nine months ended September 30, 2018, from 89% for the nine months ended September 30, 2017, as a result of the scaling. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.2 million or 9% to $3.4 million for the nine months ended September 30, 2018 from $3.2 million for the nine months ended September 30, 2017. The increase resulted from increased headcount as we continue to invest in the expansion of our sales organization. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team.

General and administrative expenses. General and administrative expenses decreased $9.4 million or 62% to $5.8 million for the nine months ended September 30, 2018 from $15.2 million for the nine months ended September 30, 2017. The decrease resulted from decreases in litigation costs and share-based compensation expense, which were partially offset by increases in employee salaries and benefits and other professional fees. For the nine months ended September 30, 2018 and 2017, our general and administrative expenses consisted primarily of litigation costs of $0.1 million and $9.2 million, share-based compensation expense of $0.3 million and $2.0 million, employee salaries and benefits of $2.4 million and $2.0 million, and other professional fees of $1.3 million and $0.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.7 million or 98% to $1.4 million for the nine months ended September 30, 2018 from $0.7 million for the nine months ended September 30, 2017. The increase in depreciation and amortization for the nine months ended September 30, 2018 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after the third quarter of 2017.

Other income, net. For the nine months ended September 30, 2018, other income, net consisted primarily of transition service income of $0.2 million and the insurance proceeds of $0.4 million in relation to previously settled litigation.

Loss before income taxes. We had a loss before income taxes of $4.8 million for the nine months ended September 30, 2018, as compared to $18.4 million for the nine months ended September 30, 2017. The decrease in loss before income taxes resulted from the increase in revenue, decrease in our cost of revenue as a percentage of revenue, decreases in litigation costs and share-based compensation expense, which were partially offset by increases in salaries and benefits, other professional fees and depreciation and amortization.

Income taxes. Income tax expense of $0 was recognized for the nine months ended September 30, 2018 and 2017. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2018 and 2017. On December 22, 2017, the Act was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of September 30, 2018, the Act does not have a material net impact on our condensed consolidated financial statements. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details

Net loss. A net loss of $4.8 million was recognized for the nine months ended September 30, 2018, as compared to $18.4 million for the nine months ended September 30, 2017, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows used in operating activities. For the nine months ended September 30, 2018, net cash used in operating activities was $6.8 million, primarily the result of the net loss of $4.8 million, adjusted for certain non-cash items totaling $2.5 million, consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and allocation of expenses from Fluent, Inc. In addition, the net working capital increased $4.4 million, primarily the result of the decrease in accrued expenses and other current liabilities and the increase in accounts receivable following the increase in revenue. For the nine months ended September 30, 2017, net cash used in operating activities was $7.9 million, primarily the result of the net loss of $18.4 million, adjusted for certain non-cash items of an aggregate of $6.0 million, and the cash provided by net working capital of $4.5 million.

Cash flows used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $4.5 million and $5.3 million, respectively, as a result of capitalized costs included in intangible assets of $4.5 million and $4.8 million for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $23.9 million (inclusive of the $20.0 million cash contribution by Fluent to red violet upon the Spin-off) and $13.2 million, respectively, as a result of capital contributed by Fluent during the corresponding periods.

As of September 30, 2018, we had material commitments under certain data licensing agreements of $20.3 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $1.3 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, as compared to $3.3 million and $18.4 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had a total shareholders’ equity balance of $37.9 million.

As of September 30, 2018, we had cash and cash equivalents of approximately $12.6 million. Prior to the Spin-off, we funded our operations via intercompany transfers from Fluent on an as needed basis. Based on projections of growth in revenue and operating results in the coming year, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	08/08/2018
10.2+	Form of Time- and Performance-Based Restricted Stock Unit Award Agreement.					X
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
November 7, 2018
	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)