Form 10-K
period 2018-12-31
Red Violet, Inc.
filed 2019-03-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38407

RED VIOLET, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2408531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 North Military Trail, Suite 300,

Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 757-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $48.6 million.

The number of shares outstanding of the registrant’s common stock, as of March 4, 2019, was 10,266,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is a software and services company specializing in big data analysis, providing cloud-based, mission-critical solutions to enterprises in a variety of industries. red violet’s mission is to transform data into intelligence utilizing our proprietary technology platform to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so our clients can spend their time on what matters most -- running their organizations with confidence. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, and ensuring legislative compliance, to debt recovery.

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

Built in a secure payment card industry (“PCI”) compliant environment, our cloud-based next generation technology delivers greater than four 9s of service uptime. By leveraging our proprietary infrastructure design within the cloud, we currently operate in datacenters across the U.S. and are able to dynamically and seamlessly scale as needed. Using our intelligent framework, and leveraging a microservices architecture where appropriate, we reduce operational cost and complexity, thus delivering superior performance at greatly reduced costs compared to traditional datacenter architectures. Since the release of our CORE platform in May 2016, we have added billions of data records and continue to add over a billion records per month on average. Our average query response time for a comprehensive profile is less than 250 milliseconds versus competitive platforms that measure comprehensive profile response times in seconds.

On March 26, 2018, Fluent, Inc. (“Fluent”), formerly known as Cogint, Inc. (“cogint”), a Delaware corporation, completed a spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, red violet, to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business.

As a result of the Spin-off, red violet is an independent public company and red violet’s common stock began regular-way trading on The NASDAQ Capital Market under the symbol “RDVT” on March 27, 2018.

From inception of our risk management business in September 2014 through December 2016, the majority of our operations were dedicated to the early-stage development of our business model, including the development of our proprietary, cloud-based technology platform, CORE, and the buildout of our initial-phase suite of products, powered by CORE, to serve a variety of industries within risk management. Beginning January 2017, with our technology platform production ready and hardened, our initial suite of products released into the marketplace, and a multi-year product roadmap defined, we transformed from a development organization to a sales-driven organization with sales increasing from a $5.8 million annual run-rate for the month ended January 31, 2017 to a $18.6 million annual run-rate for the month ended December 31, 2018.

For the years ended December 31, 2018 and 2017, we had revenue of $16.3 million and $8.6 million, net loss of $6.9 million and $21.5 million, and adjusted EBITDA of negative $4.3 million and negative $8.3 million, respectively. For periods prior to the Spin-off, all the financial information of red violet referred to red violet and Fluent subsidiaries that previously operated Fluent’s risk management business. For periods prior to the Spin-off, the Company’s financial statements were prepared on a consolidated and combined basis because certain of the entities were under common control. All intercompany accounts and transactions have been eliminated between the consolidated and combined entities. Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs, insurance proceeds in relation to settled litigation, transition service income, and write-off of long-lived assets and others, as noted in the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our products and solutions today consists primarily of organizations within the risk management industry.

The big data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile and social media. International Data Corporation, a global provider of market intelligence and advisory services, estimates that worldwide revenue for big data and business analytics services is expected to reach $260.0 billion in the year 2022, representing a compound annual growth rate (“CAGR”) of 11.9% from 2017 through 2022. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and address their mission-critical business functions. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk management and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarkets, the risk analytics software market is projected to grow to $35.9 billion by 2022, representing CAGR of 15.3% from 2017 through 2022, with North America estimated to hold the largest market share in the risk analytics market. Data fusion analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, legislative compliance and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment and mitigation of counterparty risk.

Key Challenges Facing our Customers

We believe our products and solutions address the challenges that the industry faces today, which include:

Actionable Big Data Insights Through A Single Platform— As the velocity and volume of data continues to grow exponentially, enterprises have become overwhelmed with data and their inability to glean intelligence from such data to derive successful business decisions in real-time. Customers demand full-suite, turn-key solutions that are agile, flexible, and available on-demand in order to gain the speed, scale and insight necessary to drive their business models. As the breadth and depth of data increases, providers will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics components necessary to function across multiple channels. The continued digitization of human interactions, and the corresponding availability of the data resulting therefrom, is driving demand for data capture, management and analysis software. As a result, customers are looking for flexible and efficient solutions to fuse disparate sets of not only transactional data but also demographic, ethnographic and behavioral data as well, in order to provide insights that are truly actionable.

Cost and Performance Pressures—As our customers face constant cost pressures, they need to continually improve the value they receive from their information solutions. Whether it is right-party contact, managing risk, skip tracing or regulatory compliance, customers are increasingly more sophisticated, requiring enhanced performance that provides fast, accurate, and cost-effective solutions to satisfy their business objectives. Improving performance can mean delivering the right data at the right time, or providing the most intuitive information as rapidly as possible to capitalize on opportunities or reduce risk. Superior data fusion with unique data sources delivers customers an advantage as they cope with these pressures.

Delivering Solutions for Complex Problems Using Scalable Data Analytics—The larger and more complex a data repository, the more difficult it is to provide sustained levels of performance and insight. The highly-fragmented nature of data across multiple mediums, proliferation of data and lack of robust technology limits the ability to aggregate actionable information into a comprehensive view. There is an inherent need for information solutions that allow businesses to leverage data that provides actionable intelligence to support debt recovery, fraud detection and prevention, investigations, due diligence, identity verification, and legislative compliance in a more efficient manner.

Our Competitive Strengths

We believe our leading-edge technology platform, massive database of consumer profiles, and dynamic and intuitive solutions deliver superior capabilities to our customers. Our solutions enable our customers to make more informed inquiries regarding their problems and better decisions to solve their most complex problems. We believe the following competitive strengths will continue to deliver an unrivaled value proposition that further drives our differentiation:

Transformative and Innovative Technology Platform—Through the power of our platform, CORE, we offer a comprehensive suite of information solutions. Our cloud-based, data and industry agnostic platform allows us to assimilate, structure, and fuse billions of disparate records to create comprehensive profiles of individuals and to present these insights in real-time via analytical applications. We believe our platform’s speed, power, and scalability are key differentiators in the marketplace.

Massive Database of Holistic Consumer Profiles—Data is the lifeblood of our technology platform. We leverage our CORE platform to build massive proprietary datasets and apply analytics in real-time to provide actionable insights. Our data is compiled from a myriad of online and offline sources, both structured and unstructured, including public record, publicly-available, proprietary, and self-reported data. Public record data includes personally identifiable information, as well as property, identity, bankruptcy, lien, judgment, automotive, phone and other information aggregated from companies specializing in data aggregation, public record repositories, and publicly-available sources. Proprietary data includes data internally generated by proprietary algorithms and analytic processes. Through next-generation technology and proprietary algorithms, we efficiently ingest these datasets, structure them into normalized form, and utilize the process of data fusion to resolve unique identities so as to create an actionable, real-time view of the data for various use cases, delivering greater intelligence to our customers and enhancing their decision-making capabilities across all markets and industries.

Our Platform and Solutions

Leveraging leading-edge technology, proprietary algorithms, and massive datasets, and through intuitive and powerful analytics, we provide industry-agnostic analytical solutions for organizations within the risk management industry. These organizations use our services to perform due diligence, collect debt, verify consumer identities, investigate fraud and abuse, mitigate risk, and locate assets, among other things. Our core capabilities and technology platform allow us to serve a broad and diverse set of industries and to solve a wide range of issues facing organizations daily.

CORE—our advanced analytical platform, provides cloud-based, mission-critical solutions to a variety of markets and industries. Our primary investigative solution, idiCORE, provides instant, comprehensive views of individuals, businesses, assets and their interrelationships to multiple industries, including law enforcement, government, financial services, insurance, and corporate risk for purposes such as identity verification, risk assessment, fraud detection, and compliance.

Our Sales, Distribution and Marketing

Inside Sales—Our inside sales team cultivates relationships, and ultimately closes business, with their end-user markets. These professionals are relationship-based sellers with experience in identifying clients’ needs and clearly explaining and defining products that provide solutions to those needs.

Strategic Sales—While the majority of our direct sales efforts are supported through professional inside sales staff, major accounts within certain industries require a more personal, face-to-face strategic sales approach. We continue to expand this team to meet the demand of the markets.

Distributors, Resellers, and Strategic Partners—In conjunction with direct-to-client sales efforts, we engage value-added distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. This allows us to rapidly penetrate these markets while also significantly reducing overhead associated with direct sales and support efforts.

Marketing—We have implemented several methods to market our products, including participation in trade shows and seminars, advertising, public relations, distribution of sales literature and product specifications and ongoing communication with prospective clients, distributors, resellers, strategic partners and our installed base of current clients.

Our Strategy

We are committed to developing unique technology and using our analytical capabilities to deliver solutions that transform the way organizations view data. We are advancing our business through the following strategic approach:

•

The Risk Management Industry—providing actionable intelligence in support of a multitude of use cases, such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt collection.

•

Custom Analytics—enabling the public and private sectors to leverage our advanced data fusion platform and analytical applications to obtain insight essential to decision-making processes throughout each client organization.

We will remain focused on building the business organically and will continue to devote resources to the following to ensure that we are well positioned within the industry:

Continuous Advancement of Our Technology and Data to Cross-sell and Upsell—We strongly believe that our ability to continually innovate and invest resources into our technology and data is a key foundation to our success. In addition to improving our predictive software and underlying technology platform, we aim to provide new solutions from our data repository in an effort to offer the greatest value to our clients. We believe this allocation of resources will augment our value proposition for both existing and prospective clients. As we invest in our technology platform and data assets, we will always do so with a view towards providing solutions that deliver scalability, functionality and interoperability. Our technology platform is designed to deliver reliable and accurate information with the scale of global populations and cohorts in mind. Derived semantic insight increases exponentially with each new data asset, creating compounded additional value that can be used by supervised and unsupervised machine learning algorithms. As a result of our ability to process transactional data, self-reported data, and other proprietary datasets at massive scale, we are focused on creating a dynamic platform that maximizes interoperability and continues to drive growth opportunities within our installed customer base.

Selective Acquisitions—In addition to organic growth, we may, in the future, make acquisitions of businesses or technologies that advance our objectives and that enhance shareholder value. We are focused on identifying complementary technologies and businesses that advance our strategic approach. While we maintain our long-term strategy of increasing revenue, gaining market share and enhancing shareholder value through internal development and organic growth, we will continually seek to identify and pursue acquisition opportunities that fit within our strategy.

Our Competition

Competition in the big data and analytics sector centers on innovation, product stability, pricing and customer service. The market for our products and services is highly competitive and is subject to constant change. We compete on the basis of differentiated solutions, analytical capabilities, integration with our clients’ technology, client relationships, service stability, innovation and price. We believe we are well-positioned to effectively compete on all fronts.

Our competitors vary widely in size and nature of the products and services they offer. There are a large number of competitors who offer products and services in specialized areas, such as fraud prevention, risk management and decisioning solutions. We believe our next-generation data fusion technology, analytical capabilities, robust database, and the intelligent design of our cloud-based infrastructure will allow us to differentiate ourselves from our competition in flexibility, capability, service and price.

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

Certain companies in the big data and analytics sector have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large data and analytics vendors. Increased competition in the big data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Concentration of Customers

We have established relationships with a number of customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2018, there was one customer that accounted for 11% of total revenue. During the year ended December 31, 2017, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2018 and 2017, no individual customer accounted for more than 10% of the Company’s accounts receivable.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records repositories. Our largest data supplier, with whom we have expanded our relationship while securing favorable business terms over the years, accounted for approximately 46% of our total data acquisition costs for the year ended December 31, 2018, compared to approximately 43% for the year ended December 31, 2017. The initial term of the agreement, as amended, with this supplier ends April 30, 2022, and continues thereafter on a month-to-month basis unless and until either party provides the other with a minimum of 30 days’ written notice of termination. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 150 days’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. The remaining minimum purchase commitments through the end of the initial term is $14.9 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

Our Intellectual Property

We avail ourself of applicable trade secret and unfair competition laws to protect our proprietary technology, trademark law to protect our trademarks and domain names, and copyright laws to protect our content relating to, among other things, websites and marketing materials. Our intellectual property rights are embodied in confidential and proprietary technology and data, trademarked brands relating to our business units, products, services, and solutions, original content on our materials such as websites and marketing materials, and domain names. With respect to our trademarks, we maintain an extensive portfolio of perpetual common law and federally-registered trademark rights across several brands. We have also sought protection and registration of certain brands and trademarks internationally, such as in Europe and Canada. At present, we do not hold any issued patents.

We use data acquired through licensing rights from approximately 20 providers. The loss of any one of these providers could have an immediate near-term impact on our financial position, results of operations, and liquidity. Also see “Concentration of Suppliers” above.

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (“GLBA”), the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (“DPPA”) and the Federal Trade Commission Act (“FTC Act”). A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets.

Seasonality

Our results are subject to seasonal fluctuation. Historically, certain products experience seasonal pressure during the fourth quarter.

Management Team

Our management team has a track record of strong performance and significant expertise in the markets we serve. We have built the leading companies in our industry, creating significant shareholder value. We continue to attract and retain experienced management talent for our business. Our team has deep knowledge of the big data and analytics sector and expertise across the various industries that we serve. Our team has overseen the expansion of our proprietary technology platform while managing ongoing initiatives, including the transition from a development-focused company to a sales-driven company. As a result, we are well positioned to continue to successfully drive growth organically.

Our Employees

We employ 95 full-time and 2 part-time employees as of December 31, 2018. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the big data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our internet website is www.redviolet.com. The website address provided in this 2018 Form 10-K is not intended to function as a hyperlink and information obtained on the websites is not and should not be considered part of this 2018 Form 10-K and is not incorporated by reference in this 2018 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Interim Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 47, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the Spin-off from cogint. Mr. Dubner was appointed as Interim Chairman of our board of directors in September 2018. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as our Co-Chief Executive Officer from March 2015 until March 2016, when he was appointed cogint’s Chief Executive Officer. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 44, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 30, 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 40, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over a decade of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an Independent Director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS, after it acquired substantially all of the assets of TLO, through a 363 sale process in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 47, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2018 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Relating to Our Business

We have a history of losses and negative cash flow from operations which makes our future results uncertain.

Since inception, we have incurred operating losses and negative cash flow from operations. We need to generate greater revenue from the sale of our products and services if we are to achieve and sustain profitability. If we are unable to generate greater revenue, we may not be able to achieve profitability or generate positive cash flow from operations in the future.

Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products and services are highly technical and complex. Our products and services have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability or breach of personally identifiable information. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Because our networks and information technology systems are critical to our success, if unauthorized persons access our systems or our systems otherwise cease to function properly, our operations could be adversely affected and we could lose revenue or proprietary information, all of which could materially adversely affect our business.

As our business is conducted largely online, it is dependent on our networks being accessible and secure. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our network security controls, the market perception of the effectiveness of our network security could be harmed resulting in loss of current and potential end user customers, data suppliers, or cause us to lose potential value-added resellers. Our business is largely dependent on our customer-facing websites and our websites may be inaccessible because of service interruptions or subject to hacking or computer attacks. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach were to occur, we cannot assure you that we would not lose revenue or not sustain operating losses as a result.

We also rely heavily on large information technology databases and the ability to provide services using that information. A party who is able to breach the security measures on our networks or who otherwise is able to access our system through unauthorized means could misappropriate either our proprietary information or the personal information of consumers that we collect, or otherwise cause interruptions or malfunctions to our operations. Hacking of computer data systems is a growing problem throughout the United States. If we grow and obtain more visibility, we may be more vulnerable to hacking or other attempts to gain unauthorized access to our system. Moreover, the increased use of mobile devices also increases the risk of intentional and unintentional theft or disclosure of data including personal information. We may be unable to anticipate all of these vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident.  Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party vendors, which could result in legal and financial liability, as well as harm to our reputation.

We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security. Additionally, any server interruptions, break-downs or system failures, including failures which may be attributable to events within our control, could increase our future operating costs and cause us to lose business. We maintain insurance policies covering losses relating to our network systems or other assets. However, these policies may not cover the entire cost of a claim. Any future disruptions in our information technology systems, whether caused by hacking or otherwise, may have a material adverse effect on our future results.

Privacy concerns relating to the collection, use, accuracy, correction and sharing of personal information and any perceived or actual unauthorized disclosure of personally identifiable information, whether  through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs for which our insurance policies may not adequately cover and cause us to expend significant resources in protecting against security breaches and complying with the multitude of state and federal laws regarding data privacy and data breach notification obligations.

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

We rely primarily upon a combination of patent, copyright, trademark and trade secret laws, as well as other intellectual property laws, and confidentiality procedures and contractual agreements, such as non-disclosure agreements, to protect our proprietary technology.  However, unauthorized parties may attempt to copy or reverse engineer aspects of our products or services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products or services is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. If the protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

Some of our systems and technologies are not covered by any copyright, patent or patent application. We cannot guarantee that: (i) our intellectual property rights will provide us with a competitive advantage; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual  property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patent, trademark, copyright, trade secret or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

Policing unauthorized use of our proprietary rights can be difficult and costly. Litigation, while it may be necessary to enforce or protect our intellectual property rights, could result in substantial costs and diversion of resources and management attention and could adversely affect our business, even if we are successful on the merits. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties.

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

An important focus of our business is to identify business partners who can enhance our services, enable us to develop solutions that differentiate us from our competitors, drive users to our websites and monetize our data. We have entered into several alliance agreements or license agreements with respect to certain of our datasets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies or datasets among certain customer industries, restrict content on our websites or grant licenses on terms that ultimately may prove to be unfavorable to us, any of which could adversely affect our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

If we consummate any future acquisitions, we will be subject to the risks inherent in identifying, acquiring and operating a newly acquired business.

We may, in the future, acquire additional businesses, which we believe could complement or expand our current business or offer growth opportunities. We may experience difficulties in identifying potential acquisition candidates that complement our current business at appropriate prices, or at all. We cannot assure you that our acquisition strategy will be successful. We may spend significant management time and resources in analyzing and negotiating acquisitions or investments that are not consummated. Furthermore, the ongoing process of integrating an acquired business is distracting, time consuming, expensive, and requires continuous optimization and allocation of resources. Additionally, if we use stock as consideration, this would dilute our existing shareholders and if we use cash, this would reduce our liquidity and impact our financial flexibility. We may seek debt financing for particular acquisitions, which may not be available on commercially reasonable terms, or at all. We face the risks associated with the business acquisition strategy, including:

•	the potential disruption of our existing businesses, including the diversion of management attention and the redeployment of resources;
•	entering new markets or industries in which we have limited prior experience;
•

our failure in due diligence to identify key issues specific to the businesses we seek to acquire or the industries or other environments in which they operate, or, failure to protect against contingent liabilities arising from those issues;

•	unforeseen, hidden or fraudulent liabilities;
•	our difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;
•	our difficulties in integrating and retaining key management, sales, research and development, production and other personnel;
•	the potential loss of key employees, customers or distribution partners of the acquired businesses;
•	our difficulties in incorporating the acquired business into our organization;
•	the potential loss of customers, distributors or suppliers;
•	our difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired business;
•	the risks associated with integrating financial reporting and internal control systems, including the risk that significant deficiencies or material weaknesses may be identified in acquired entities;
•	the potential for future impairments of goodwill and other intangible assets if the acquired business does not perform as expected;
•	the inability to obtain necessary government approvals for the acquisition, if any; and
•	our successfully operating the acquired business.

If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the GLBA, the DPPA, the FTC Act, and various other federal, state and local laws and regulations. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information are complex, change frequently and have tended to become more stringent over time. We have already incurred significant expenses in our attempt to ensure compliance with these laws.

Currently, public concern is high with regard to the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. A number of data incidents announced recently by companies in various industries has resulted in significantly increased legislative and regulatory activity at the federal and state levels as lawmakers and regulators continue to propose a wide range of further restrictions on the collection, dissemination or commercial use of personal information, information security standards, and data security incident disclosure standards. This and additional legislative or regulatory efforts in the United States, or action by Executive Order of the President of the United States, could further regulate the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability.

These U.S. federal and state laws and regulations, which can be enforced by government entities or, in some cases, private parties, are constantly evolving and can be subject to significant change. Keeping our business in compliance with or bringing our business into compliance with new laws may be costly and may affect our revenue and/or harm our financial results. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients could affect the activities or strategies of such clients and, therefore, lead to reductions in their level of business with us.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•

amendment, enactment or interpretation of laws and regulations that restrict the access and use of personal information and reduce the availability or effectiveness of our solutions or the supply of data available to customers;

•	changes in cultural and consumer attitudes in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;
•	failure of data suppliers or customers to comply with laws or regulations, where mutual compliance is required;
•	failure of our solutions to comply with current laws and regulations; and
•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine and disseminate information could adversely affect our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Certain of the laws and regulations governing our business are subject to interpretation by judges, juries and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise frequently as part of the normal course of our business. These may include individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the FTC) or state (e.g., state attorneys general) authorities. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries which could affect their business and, in turn, our ability to do business with those customers.

While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. Furthermore, we review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

Our relationships with key customers may be materially diminished or terminated.

We have established relationships with a number of customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

If we lose the services of key personnel, it could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Derek Dubner, our Chief Executive Officer and Interim Chairman, James Reilly, our President, Daniel MacLachlan, our Chief Financial Officer and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. The loss of the services of these key individuals and the process to replace these individuals would involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

If we fail to respond to rapid technological changes in the big data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.

The big data and analytics sector is characterized by rapidly changing technology, frequent product introductions, and continued evolution of new industry standards. As a result, our success depends upon our ability to develop and introduce in a timely manner new products and services and enhancements to existing products and services that meet changing customer requirements and evolving industry standards. The development of technologically advanced product solutions is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products and services successfully in a timely manner. Further, we or our competitors may introduce new products or services or product enhancements that shorten the life cycle of existing products or services or cause existing products or services to become obsolete.

Our revenue is concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenue may be adversely affected.

Our customers, and therefore our business and revenue, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenue is concentrated among certain industries. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect U.S. businesses in 2008 caused a greater focus on expense reduction by customers of businesses similar to ours. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

We could lose our access to data sources which could prevent us from providing our services.

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public records repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations.

The foregoing risks are heightened with respect to our largest data supplier, with whom we have expanded our relationship while securing favorable business terms over the years. If we are unable to maintain our current relationship with our largest data supplier, our ability to provide services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

Data security and integrity are critically important to our business, and breaches of security, unauthorized access to or disclosure of confidential information, disruption, including distributed denial of service (“DDoS”) attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

We own and host a large amount of sensitive and confidential consumer information including financial information and personally identifiable information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Several recent, highly-publicized data incidents and DDoS attacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business and significantly harm our reputation.

As a nationwide provider of risk and information solutions, we collect, store and transmit files on millions of consumers. These files may contain non-public personal information and other information, and we have implemented technical and physical security policies, procedures and systems we believe are reasonably designed to protect this information from unauthorized access. However, due to the sensitive nature of the information we collect, store and transmit, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a customer.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, federal and state laws provide for over 40 disparate notification regimes, all of which we are subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

We face intense competition from both start-up and established companies that may have significant advantages over us and our products.

The market for our products and services is intensely competitive. There are numerous companies competing with us in various segments of the big data and analytics sector, and their products and services may have advantages over our products and services in areas such as conformity to existing and emerging industry standards, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.

Our principal competitors in the big data and analytics sector include Palantir, RELX Group (LexisNexis), TransUnion, and Thomson Reuters. Current and potential competitors may have one or more of the following significant advantages:

•	greater financial, technical and marketing resources;
•	better name recognition;
•	more comprehensive solutions;
•	better or more extensive cooperative relationships; and
•	larger customer base.

We cannot assure you that we will be able to compete successfully with our existing or new competitors. Some of our competitors may have, in relation to us, one or more of the following: longer operating histories, longer-standing relationships with end-user customers and greater customer service, public relations and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services. Additionally, it is likely that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share.

There may be further consolidation in our end-customer markets, which may adversely affect our revenue.

There has been, and we expect there will continue to be, merger, acquisition and consolidation activity in our customer markets. If our customers merge with, or are acquired by, other entities that are not our customers, or that use fewer of our services, our revenue may be adversely impacted. In addition, industry consolidation could affect the base of recurring transaction-based revenue if consolidated customers combine their operations under one contract, since many of our contracts provide for volume discounts. In addition, our existing customers might leave certain geographic markets, which would no longer require them to purchase certain products from us and, consequently, we would generate less revenue than we currently expect.

To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.

Public and commercial sources of free or relatively inexpensive consumer and business information have become increasingly available and this trend is expected to continue. Public and commercial sources of free or relatively inexpensive consumer and/or business information may reduce demand for our services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public and commercial sources, our business, financial condition and results of operations may be adversely affected.

If our newer products do not achieve market acceptance, revenue growth may suffer.

Our products have been in the market place for a limited period of time and may have longer sales cycles than competitive products. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We cannot provide any assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business. If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations could be adversely affected.

We have not yet received broad market acceptance for our newer products. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary products, incorporate new technologies into existing product lines, and design and develop and successfully commercialize higher performance products in a timely manner. We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenue.

The sale and implementation of our products and services to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, and testing and accepting new technologies that affect key operations. As a result, sales and implementation cycles for our products and services can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer. Our quarterly and annual operating results could be adversely affected if orders forecast for a specific customer and for a particular period are not realized.

If we fail to maintain and improve our systems, our technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.

In our industry, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

•	internally develop and implement new and competitive technologies;
•	use leading third-party technologies effectively;
•	respond to changing customer needs and regulatory requirements, including being able to bring our new products to the market quickly; and
•	transition customers and data sources successfully to new interfaces or other technologies.

We cannot provide assurance that we will successfully implement new technologies, cause customers or data suppliers to implement compatible technologies or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond, or fail to cause our customers or data suppliers to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected. Additionally, our failure to implement important updates could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.

If our outside service providers and key vendors are not able to or do not fulfill their service obligations, our operations could be disrupted and our operating results could be harmed.

We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, data processors, and software and hardware vendors, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform agreed-upon service levels, or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition and results of operations.

Consolidation in the big data and analytics sector may limit market acceptance of our products and services.

Several of our competitors have acquired companies with complementary technologies in the past. We expect consolidation in the industries we serve to continue in the future. These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. Acquisitions of vendors or other companies with whom we have a strategic relationship by our competitors may limit our access to commercially significant technologies. Further, business combinations are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

We may incur substantial expenses defending the Company against claims of infringement.

There are numerous patents held by many companies relating to the design and manufacture of data and analytics solutions. Third parties may claim that our products and/or services infringe on their intellectual property rights. Any claim, with or without merit, could consume management’s time, result in costly litigation, cause delays in sales or implementation of products or services or require entry into royalty or licensing agreements. In this respect, patent and other intellectual property litigation is becoming increasingly more expensive in terms of legal fees, expert fees and other expenses. Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.

The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors could include:

•	additions or departures of key personnel;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts;
•	any major change in our board or management;
•	general economic conditions and slow or negative growth of our markets; and
•	political instability, natural disasters, war and/or events of terrorism.

From time to time, we estimate the timing of the accomplishment of various commercial and other product development goals or milestones. Also, from time to time, we expect that we will publicly announce the anticipated timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of publicly traded companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plans could have a dilutive effect on your investment.

Since the Spin-off and through the date hereof, 2,121,000 shares underlying awards have been granted under the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which might vest and be delivered through 2022. Pursuant to the 2018 Plan, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition. Pursuant to the potential plans, our board of directors may grant stock options, RSUs, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2018, officers and directors of the Company owned 4% of our common stock (12% on a fully diluted basis). In addition, two other significant stockholders of the Company owned 42% of our common stock (38% on a fully diluted basis). As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements available to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies. We cannot predict if investors will find our shares of common stock to be less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

We expect that we may need additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.

Although we expect that we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where the Company leases 21,020 rentable square feet of office space in accordance with an 89-month lease agreement as amended and effective in January 2017. Our Seattle office is located at 1111 Third Avenue, Seattle, Washington 98101, where we lease 6,003 rentable square feet of office space in accordance with a 90-month lease agreement entered into in April 2017.

Item 3. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

On July 22, 2017, the Company entered into a settlement agreement with TransUnion and TRADS, settling all litigation with TransUnion and TRADS (collectively, the “TRADS Litigation”). Company subsidiary, IDI Holdings, paid $7.0 million to TRADS over the course of one year to settle the TRADS Litigation. The terms of the settlement agreement are confidential. The Company recorded the expense of $7.0 million in general and administrative expenses during the second quarter of 2017

In addition to the foregoing, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “RDVT,” and began regular-way trading on March 27, 2018. We paid no dividends or made any other distributions in respect of our common stock since March 27, 2018, and we have no plans to pay any dividends or make any other distributions in the future.

As of March 4, 2019, there were 10,266,613 shares of our common stock issued and outstanding. As of March 4, 2019, there were 32 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the compensation plan under which our equity securities are authorized for issuance as of December 31, 2018.

Number of securities
remaining available
for future issuance
	Number of securities to		Weighted-average	under equity
	be issued upon exercise		exercise price of	compensation plans
	of outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	2,121,000	(2)	$-	879,000
Equity compensation plans not approved by security holders	-		-	-
Total	2,121,000		$-	879,000

(1)	The equity compensation plan approved by security holders is the 2018 Plan, as defined in Note 11, “Share-based compensation,” to the Consolidated Financial Statements.

(2)	Represents 2,121,000 shares of common stock to be issued upon the vesting of RSUs.

Item 6. Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2018 Form 10-K”). This 2018 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2018 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is a software and services company specializing in big data analysis, providing cloud-based, mission-critical solutions to enterprises in a variety of industries. red violet’s mission is to transform data into intelligence utilizing our proprietary technology platform to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so our clients can spend their time on what matters most -- running their organizations with confidence. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, and ensuring legislative compliance, to debt recovery.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion platform, combined with our massive database consisting of public-records, proprietary and publicly-available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions. These essential functions include identification and authentication, and investigation and validation.

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

Built in a secure payment card industry (“PCI”) compliant environment, our cloud-based next generation technology delivers greater than four 9s of service uptime. By leveraging our proprietary infrastructure design within the cloud, we currently operate in six datacenters spread geographically across the U.S. and are able to dynamically and seamlessly scale as needed. Using our intelligent framework, and leveraging a microservices architecture where appropriate, we reduce operational cost and complexity, thus delivering superior performance at greatly reduced costs compared to traditional datacenter architectures. Since the release of our CORE platform in May 2016, we have added billions of data records and continue to add over a billion records per month on average. Our average query response time for a comprehensive profile is less than 250 milliseconds versus competitive platforms that measure comprehensive profile response times in seconds.

On March 26, 2018, Fluent, Inc. (“Fluent”), a Delaware corporation, completed a spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, red violet, to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries which previously operated Fluent’s risk management business.

As a result of the Spin-off, red violet is an independent public company and red violet’s common stock began regular-way trading on The NASDAQ Capital Market under the symbol “RDVT” on March 27, 2018.

Although the Spin-off was completed on March 26, 2018, we have reflected the Spin-off in the financial statements included in this Form 10-K as if it occurred on March 31, 2018 as we have determined that the impact is not material to the consolidated financial statements.

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

From the inception of our risk management business in September 2014 through December 2016, the majority of our operations were dedicated to the early-stage development of our business model, including the development of our proprietary, cloud-based technology platform, CORE, and the buildout of our initial-phase suite of products, powered by CORE, to serve a variety of industries within risk management. Beginning in January 2017, with our technology platform production ready and hardened, our initial suite of products released into the marketplace, and a multi-year product roadmap defined, we transformed from a development organization to a sales-driven organization with sales increasing from a $5.8 million annual run-rate for the month ended January 31, 2017 to a $18.6 million annual run-rate for the month ended December 31, 2018.

In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses relating to our sales and marketing, executive and administrative, and infrastructure-related personnel as we increase headcount in the next 12 months.

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the big data and analytics sector in the United States:

•

The macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels and consumer confidence, influence our revenue. Macroeconomic conditions also have a direct impact on overall technology, marketing and advertising expenditures in the U.S. As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses. Future widespread economic slowdowns in any of the industries or markets our clients serve could reduce the technology and marketing expenditures of our clients and prospective customers.

•

Our revenue is also significantly influenced by industry trends, including the demand for business analytics services in the industries we serve. Companies are increasingly relying on business analytics and big-data technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their service providers as well as solutions that fully integrate into their workflows. The increasing number and complexity of regulations centered around data and provision of information services makes operations for businesses in the big data and analytic sector more challenging.

•

The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information and marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets.

Company Specific Trends and Uncertainties

Our operating results are also directly affected by company-specific factors, including the following:

•

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

•

Certain companies in the big data and analytics sector have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large data and analytics vendors. Increased competition in the big data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modiﬁed retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening accumulated deﬁcit as of January 1, 2018 due to the adoption of Topic 606.

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term.

For the year ended December 31, 2018, 58% of total revenue was attributable to customers with pricing contracts versus 42% attributable to transactional customers. For the year ended December 31, 2017, 36% of total revenue was attributable to customers with pricing contracts versus 64% attributable to transactional customers. Pricing contracts are generally annual contracts or longer, with auto renewal.

We market our services primarily through our own sales force. We also market our services through indirect channels such as resellers, who sell directly to businesses and consumers, which account for a small portion of revenue.

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

Revenue is recognized over a period of time since the performance obligation is delivered in a series. Our customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. In relation to the deferred revenue balance as of December 31, 2017, all was recognized into revenue during the year ended December 31, 2018.

As of December 31, 2018, approximately $0.9 million of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. Approximately $0.6 million of revenue will be recognized in 2019 and the remainder in 2020. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

In addition, we elected the practical expedient to not disclose the value of unsatisﬁed performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2018, we have a valuation allowance of $2.3 million. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted, resulting in significant modifications to existing law, including lowering the U.S. corporate statutory income tax rate to 21%, among other changes. As a full valuation allowance was provided as of December 31, 2018 and 2017, the Act does not have any material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, are affected.

ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.

Intangible assets other than goodwill

Our intangible assets are initially recorded at the capitalized actual costs incurred, their acquisition cost, or fair value if acquired as part of a business combination, and amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets represent software developed for internal use. Intangible assets have estimated useful lives of 5-10 years.

In accordance with ASC 350-40, “Software — internal use software,” we capitalize eligible costs, including salaries and staff benefits, share-based compensation expense, traveling expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Goodwill

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The Company early adopted ASU 2017-04 in the fourth quarter of 2017.

On October 1, 2018, we performed a qualitative assessment on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. On October 1, 2017, we performed a quantitative assessment on the reporting unit and the result of our assessment indicated that the estimated fair value of the reporting unit exceeded its carrying value. We concluded that goodwill was not impaired as of December 31, 2018 and 2017.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit, including market multiples, discount rates, etc.

Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.

We concluded there was no impairment as of December 31, 2018 and 2017.

Share-based compensation

We account for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, we begin recording share-based compensation when achieving the performance criteria is probable.

The fair value of restricted stock units (“RSUs”) is determined based on the number of shares granted and the quoted price of our common stock. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future.

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. At each reporting date, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. If ultimately performance goals are not met, for any share-based awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

During the second quarter of 2018, we early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (s) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2018, as compared to the three months ended December 31, 2017:

•	Total revenue increased 74% to $4.7 million.
•	Net loss improved by $1.1 million to $2.0 million.
•	Loss per share improved by $0.11 to $0.20.
•	Adjusted gross profit increased 186% to $2.4 million.
•	Adjusted gross margin increased to 51% from 31%.
•	Adjusted EBITDA improved by $1.1 million to negative $1.0 million.

Full Year Financial Results

For the year ended December 31, 2018, as compared to the year ended December 31, 2017:

•	Total revenue increased 90% to $16.3 million.
•	Net loss improved by $14.6 million to $6.9 million.
•	Loss per share improved by $1.42 to $0.67.

•	Adjusted gross profit increased 407% to $7.7 million.
•	Adjusted gross margin increased to 47% from 18%.
•	Adjusted EBITDA improved by $4.0 million to negative $4.3 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs, insurance proceeds in relation to settled litigation, transition service income, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017
Net loss	$(2,038)	$(3,140)	$(6,868)	$(21,500)
Interest income, net	(53)	-	(84)	-
Depreciation and amortization	559	414	1,996	1,138
Share-based compensation expense	277	625	709	2,871
Litigation costs	248	25	382	9,191
Insurance proceeds in relation to settled litigation	-	-	(350)	-
Transition service income	(4)	-	(218)	-
Write-off of long-lived assets and others	-	-	92	-
Adjusted EBITDA	$(1,011)	$(2,076)	$(4,341)	$(8,300)

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2018	2017	2018	2017
Revenue	$4,708	$2,707	$16,302	$8,578
Cost of revenue (exclusive of depreciation and amortization)	2,304	1,867	8,638	7,066
Adjusted gross profit	$2,404	$840	$7,664	$1,512
Adjusted gross margin	51%	31%	47%	18%

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue. Revenue increased $7.7 million or 90% to $16.3 million for the year ended December 31, 2018 from $8.6 million for the year ended December 31, 2017. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Our core billable customer base grew from 2,703 customers for the month ended December 31, 2017 to 3,627 customers for the month ended December 31, 2018.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.5 million or 22% to $8.6 million for the year ended December 31, 2018 from $7.1 million for the year ended December 31, 2017. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 46% of our total data acquisition costs for the year ended December 31, 2018 compared to approximately 43% for the year ended December 31, 2017. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 53% for the year ended December 31, 2018 from 82% for the year ended December 31, 2017. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.4 million or 8% to $4.8 million for the year ended December 31, 2018 from $4.4 million for the year ended December 31, 2017. The increase resulted from increased headcount as we continue to invest in the expansion of our sales organization. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team.

General and administrative expenses. General and administrative expenses decreased $9.1 million or 52% to $8.4 million for the year ended December 31, 2018 from $17.5 million for the year ended December 31, 2017. The decrease resulted from decreases in litigation costs and share-based compensation expense, which were partially offset by increases in employee salaries and benefits and other professional fees. For the years ended December 31, 2018 and 2017, our general and administrative expenses consisted primarily of litigation costs of $0.4 million and $9.2 million, share-based compensation expense of $0.6 million and $2.6 million, employee salaries and benefits of $3.3 million and $2.8 million, and other professional fees of $1.8 million and $1.0 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.9 million or 75% to $2.0 million for the year ended December 31, 2018 from $1.1 million for the year ended December 31, 2017. The increase in depreciation and amortization for the year ended December 31, 2018 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2017.

Other income, net. For the year ended December 31, 2018, other income, net consisted primarily of transition service income of $0.2 million and the insurance proceeds of $0.4 million in relation to previously settled litigation.

Loss before income taxes. We had a loss before income taxes of $6.9 million for the year ended December 31, 2018 as compared to $21.5 million for the year ended December 31, 2017. The decrease in loss before income taxes resulted from the increase in revenue, decrease in our cost of revenue as a percentage of revenue, decreases in litigation costs and share-based compensation expense, which were partially offset by increases in salaries and benefits, other professional fees and depreciation and amortization.

Income taxes. Income tax expense of $0 was recognized for the years ended December 31, 2018 and 2017. A full valuation allowance on the deferred tax assets was recognized as of December 31, 2018 and 2017. On December 22, 2017, the Act was enacted, with the statutory federal income tax rate lowered to 21% among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of December 31, 2018 and 2017, the Act does not have a material net impact on our consolidated financial statements. See Note 9, “Income Taxes,” included in “Notes to Consolidated Financial Statements,” for details.

Net loss. A net loss of $6.9 million was recognized for the year ended December 31, 2018 as compared to $21.5 million for the year ended December 31, 2017, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows used in operating activities. For the year ended December 31, 2018, net cash used in operating activities was $8.1 million, primarily the result of the net loss of $6.9 million, adjusted for certain non-cash items totaling $3.4 million, consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and allocation of expenses from Fluent, Inc. In addition, the net working capital increased $4.6 million, primarily the result of the decrease in accounts payable and accrued expenses and other current liabilities and the increase in accounts receivable following the increase in revenue. For the year ended December 31, 2017, net cash used in operating activities was $10.4 million, primarily the result of the net loss of $21.5 million, adjusted for certain non-cash items of an aggregate of $7.9 million, and the cash provided by net working capital of $3.2 million.

Cash flows used in investing activities. Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $6.0 million and $6.5 million, respectively, primarily as a result of capitalized costs included in intangible assets of $5.9 million and $6.0 million for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $23.9 million (inclusive of the $20.0 million cash contribution by Fluent to red violet upon the Spin-off) and $16.7 million, respectively, as a result of capital contributed by Fluent during the corresponding periods.

As of December 31, 2018, we had material commitments under certain data licensing agreements of $21.8 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $6.9 million for the year ended December 31, 2018 as compared to $21.5 million for the year ended December 31, 2017. As of December 31, 2018, we had a total shareholders’ equity balance of $36.3 million.

As of December 31, 2018, we had cash and cash equivalents of approximately $10.0 million. Prior to the Spin-off, we funded our operations via intercompany transfers from Fluent on an as needed basis. Based on projections of growth in revenue and operating results in the coming year, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

Off-Balance Sheet Arrangements

We do not have any outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. In addition, we do not engage in trading activities involving non-exchange traded contracts. In our ongoing business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financial partnerships that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

FORWARD-LOOKING STATEMENTS

This 2018 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•	We have a history of losses and negative cash flow from operations which makes our future results uncertain.
•

Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

•

Because our networks and information technology systems are critical to our success, if unauthorized persons access our systems or our systems otherwise cease to function properly, our operations could be adversely affected and we could lose revenue or proprietary information, all of which could materially adversely affect our business.

•	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.
•

We depend, in part, on strategic alliances, joint ventures and acquisitions to grow our business. If we are unable to make strategic acquisitions and develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

•	If we consummate any future acquisitions, we will be subject to the risks inherent in identifying, acquiring and operating a newly acquired business.
•

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

•

The outcome of litigation, inquiries, investigations, examinations or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved could subject us to significant monetary damages or restrictions on our ability to do business.

•	Our relationships with key customers may be materially diminished or terminated.
•	If we lose the services of key personnel, it could adversely affect our business.
•	If we fail to respond to rapid technological changes in the big data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.
•

Our revenue is concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenue may be adversely affected.

•	We could lose our access to data sources which could prevent us from providing our services.
•

Data security and integrity are critically important to our business, and breaches of security, unauthorized access to or disclosure of confidential information, disruption, including distributed denial of service (“DDoS”) attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.

•	We face intense competition from both start-up and established companies that may have significant advantages over us and our products.
•	There may be further consolidation in our end-customer markets, which may adversely affect our revenue.
•	To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.
•	If our newer products do not achieve market acceptance, revenue growth may suffer.
•	Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenue.
•	If we fail to maintain and improve our systems, our technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.
•	If our outside service providers and key vendors are not able to or do not fulfill their service obligations, our operations could be disrupted and our operating results could be harmed.

•	Consolidation in the big data and analytics sector may limit market acceptance of our products and services.
•	We may incur substantial expenses defending against claims of infringement.
•	Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
•	Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect on your investment.
•	The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.
•

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements available to emerging growth companies will make our shares of common stock less attractive to investors.

•

We expect that we may need additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of our independent registered public accounting firm are filed as part of this report, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company maintained effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2018, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2	Amended and Restated Tax Matters Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.3	February 28, 2018
10.3	Employee Matters Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.4	February 28, 2018
10.4	Transition Services Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.5	March 5, 2018
10.5	Assignment and Assumption Agreement, dated March 26, 2018, by and between Red Violet and Cogint.	8-K	001-38407	10.1	March 27, 2018
10.6+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.7+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.8+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.9+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.10	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.11+	Employment Agreement, dated July 21, 2014, by and between Tiger Media, Inc. (aka Cogint, Inc.) and Jacky Wang.	10-K	333-158336	10.26	March 18, 2016
10.12+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	August 8, 2018
10.13+	Form of Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2019		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Interim Chairman	March 7, 2019
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 7, 2019
Daniel MacLachlan	(Principal Financial Officer)

/s/ Jacky Wang	Chief Accounting Officer	March 7, 2019
Jacky Wang	(Principal Accounting Officer)

/s/ Steven D. Rubin	Director	March 7, 2019
Steven D. Rubin

/s/ Peter Benz	Director	March 7, 2019
Peter Benz

/s/ Robert Swayman	Director	March 7, 2019
Robert Swayman

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity and member’s capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.   We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

March 7, 2019

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$9,950	$65
Accounts receivable, net	2,265	1,650
Prepaid expenses and other current assets	934	559
Total current assets	13,149	2,274
Property and equipment, net	852	1,091
Intangible assets, net	19,971	15,353
Goodwill	5,227	5,227
Other non-current assets	628	1,180
Total assets	$39,827	$25,125
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,246	$2,578
Accrued expenses and other current liabilities	1,277	4,778
Deferred revenue	26	33
Total liabilities	3,549	7,389
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 and 0 authorized, and 0 shares issued and outstanding, at December 31, 2018 and 2017, respectively	-	-
Common stock—$0.001 par value, 200,000,000 and 5,000 shares authorized, and 10,266,613 and 1,000 shares issued and outstanding, at December 31, 2018 and 2017, respectively	10	-
Additional paid-in capital	41,052	-
Accumulated deficit	(4,784)	-
Member's capital	-	17,736
Total shareholders' equity	36,278	17,736
Total liabilities and shareholders' equity	$39,827	$25,125

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2018	2017
Revenue	$16,302	$8,578
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	8,638	7,066
Sales and marketing expenses	4,754	4,394
General and administrative expenses	8,405	17,480
Depreciation and amortization	1,996	1,138
Total costs and expenses	23,793	30,078
Loss from operations	(7,491)	(21,500)
Interest income, net	84	-
Other income, net	539	-
Loss before income taxes	(6,868)	(21,500)
Income taxes	-	-
Net loss	$(6,868)	$(21,500)
Loss per share:
Basic and diluted	$(0.67)	$(2.09)
Weighted average number of shares outstanding:
Basic and diluted	10,266,613	10,266,613

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND MEMBER’S CAPITAL

(Amounts in thousands, except share data)

	Common stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	capital	deficit	capital	Total
Balance as at December 31, 2016	-	$-	$-	$-	$15,217	$15,217
Incorporation of red violet	1,000	-	-	-	-	-
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	20,364	20,364
Share-based compensation	-	-	-	-	3,655	3,655
Net loss	-	-	-	-	(21,500)	(21,500)
Balance at December 31, 2017	1,000	-	-	-	17,736	17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	24,264	24,264
Share-based compensation	-	-	800	-	346	1,146
Net loss	-	-	-	(4,784)	(2,084)	(6,868)
Spin-off from Fluent, Inc.	10,265,613	10	40,252	-	(40,262)	-
Balance at December 31, 2018	10,266,613	$10	$41,052	$(4,784)	$-	$36,278

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,868)	$(21,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,996	1,138
Share-based compensation expense	709	2,871
Write-off of long-lived assets	63	-
Provision for bad debts	294	287
Allocation of expenses from Fluent, Inc.	325	3,646
Changes in assets and liabilities:
Accounts receivable	(909)	(1,243)
Prepaid expenses and other current assets	(375)	222
Other non-current assets	552	270
Accounts payable	(332)	106
Accrued expenses and other current liabilities	(3,501)	3,839
Deferred revenue	(7)	(47)
Net cash used in operating activities	(8,053)	(10,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90)	(515)
Capitalized costs included in intangible assets	(5,911)	(5,953)
Net cash used in investing activities	(6,001)	(6,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	23,939	16,718
Net cash provided by financing activities	23,939	16,718
Net increase (decrease) in cash and cash equivalents	$9,885	$(161)
Cash and cash equivalents at beginning of period	65	226
Cash and cash equivalents at end of period	$9,950	$65
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$437	$784

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

(a) Principal activities

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is a software and services company specializing in big data analysis, providing cloud-based mission-critical information solutions to enterprises in a variety of industries. Our mission is to transform data into intelligence utilizing our proprietary technology platform to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so that our clients can spend their time on what matters most -- running their organizations with confidence. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, and ensuring legislative compliance, to debt recovery.

We provide unique and compelling solutions essential to the daily workflow of organizations within both the public and private sectors. Our cloud-based data fusion platform, combined with our massive database consisting of public-records, proprietary and publicly-available data, as well as a unique repository of self-reported information on millions of consumers, enables the delivery of differentiated products and solutions used for a variety of essential functions. These essential functions include identification and authentication, and investigation and validation.

We have only one operating segment, as defined by ASC 280, “Segment Reporting.”

(b) Organization

On March 26, 2018, Fluent, Inc. (“Fluent”), formerly known as Cogint, Inc., a Delaware corporation, completed a spin-off (the “Spin-off”) of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s wholly-owned subsidiary, red violet, to Fluent’s stockholders of record as of March 19, 2018 (the “Record Date”) and certain warrant holders. The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the Record Date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, red violet owns Fluent subsidiaries that previously operated Fluent’s risk management business.

As a result of the Spin-off, red violet is an independent public company and red violet’s common stock began regular-way trading on The NASDAQ Capital Market under the symbol “RDVT” on March 27, 2018.

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements have been prepared by red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”).

red violet accounted for the Spin-off in accordance with ASC 805-50-30-5 Initial Measurement- Transactions Between Entities Under Common Control – Transfer Date Measurement and therefore the net assets transferred from Fluent to red violet upon the Spin-off were reflected in red violet’s consolidated financial statements at Fluent’s carrying values at the time of the Spin-off.

The Company reported a net loss of $6,868 and $21,500 for the years ended December 31, 2018 and 2017, respectively. Net cash used in operating activities was $8,053 and $10,411 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $4,784.

As of December 31, 2018, the Company had available cash and cash equivalents of $9,950, an increase of $9,885 from $65 as of December 31, 2017. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months.

Reclassifications

Certain prior period items, accounts payable and accrued expenses and other current liabilities, have been reclassified to conform to the current period presentation.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

Although the Spin-off was completed on March 26, 2018, the Company has reflected the Spin-off in these financial statements as if it occurred on March 31, 2018 as the Company determined that the impact is not material to the consolidated financial statements.

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

The historical consolidated and combined financial results presented prior to the Spin-off may not be indicative of the results that would have been achieved by the Company had it operated as a separate, standalone entity prior to the Spin-off. The consolidated and combined financial statements presented prior to the Spin-off do not reflect any changes that were expected to occur in the Company’s operations in connection with or as a result of the Spin-off.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires red violet’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of the carrying amount of goodwill and intangible assets, share-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $9,950 and $65 as of December 31, 2018 and 2017, respectively.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments. The Company places its temporary cash instruments with well-known financial institutions within the United States, and, at times, may maintain balances in United States banks in excess of the $250 US Federal Deposit Insurance Corporation insurance limit. The Company monitors the credit ratings of the financial institutions to mitigate this risk.

(d) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $77 and $228 as of December 31, 2018 and 2017, respectively.

(e) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Expenditures for maintenance, repairs, and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease terms that are reasonably assured. The estimated useful lives of property and equipment are as follows:

Computer and network equipment	5-7 years
Furniture, fixtures and office equipment	5 years
Leasehold improvements	7 years

When items of property and equipment are retired or otherwise disposed of, loss/income is charged or credited for the difference between the net book value and proceeds received thereon.

(f) Intangible assets other than goodwill

The Company’s intangible assets are initially recorded at the capitalized actual costs incurred, their acquisition cost, or fair value if acquired as part of a business combination, and amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets represent software developed for internal use. Intangible assets have estimated useful lives of 5-10 years.

In accordance with ASC 350-40, “Software — internal use software,” the Company capitalizes eligible costs, including salaries and staff benefits, share-based compensation expense, traveling expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2018 and 2017, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. On October 1, 2017, the Company early adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

The measurement date of our annual goodwill impairment test is October 1. On October 1, 2018, we performed a qualitative assessment on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. On October 1, 2017, we performed a quantitative assessment on the reporting unit and the result of our assessment indicated that the estimated fair value of the reporting unit exceeds its carrying value. We concluded that goodwill was not impaired as of December 31, 2018 and 2017.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples, discount rates, etc.

(h) Impairment of long-lived assets

Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with ASC 360-10-15. To the extent that estimated future undiscounted cash inflows attributable to the asset, less estimated future undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Asset recoverability is an area involving management judgment, requiring assessment as to whether the carrying value of assets can be supported by the undiscounted future cash flows. In calculating the future cash flows, certain assumptions are required to be made in respect of highly uncertain matters such as revenue growth rates, gross margin percentages and terminal growth rates.

We concluded there was no impairment as of December 31, 2018 and 2017.

(i) Fair value of financial instruments

ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the Company’s cash and cash equivalents, receivables and payables approximate their carrying amount because of the short-term nature of these instruments.

(j) Revenue recognition

On January 1, 2018, we adopted Topic 606, as defined in Note 2(s) below, using the modiﬁed retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening accumulated deﬁcit as of January 1, 2018 due to the adoption of Topic 606.

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term.

For the year ended December 31, 2018, 58% of total revenue was attributable to customers with pricing contracts versus 42% attributable to transactional customers. For the year ended December 31, 2017, 36% of total revenue was attributable to customers with pricing contracts versus 64% attributable to transactional customers. Pricing contracts are generally annual contracts or longer, with auto renewal.

We market our services primarily through our own sales force. We also market our services through indirect channels such as resellers, who sell directly to businesses and consumers, which account for a small portion of revenue.

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

Revenue is recognized over a period of time since the performance obligation is delivered in a series. Our customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2018, the balance of deferred revenue was $26, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2017, $33 was recognized into revenue during the year ended December 31, 2018.

As of December 31, 2018, approximately $877 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. Approximately $644 of revenue will be recognized in 2019 and the remainder in 2020. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

In addition, we elected the practical expedient to not disclose the value of unsatisﬁed performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(k) Cost of revenue (exclusive of depreciation and amortization)

Our cost of revenue primarily includes data acquisition costs and other cost of revenue. Data acquisition costs consist primarily of the cost to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. Data acquisition costs are recognized based on a straight-line amortization method. Other cost of revenue includes expenses related to third-party infrastructure fees.

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $198 and $110 for the years ended December 31, 2018 and 2017, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and generally recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance conditions, we begin recording share-based compensation when achieving the performance criteria is probable.

The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future.

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. At each reporting date, we review the likelihood that these awards will vest and if the vesting is deemed probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. If ultimately performance goals are not met, for any share-based awards where vesting was previously deemed probable, previously recognized compensation cost will be reversed.

During the second quarter of 2018, we early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

(n) Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

On December 22, 2017, the tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted, resulting in significant modifications to existing law, including lowering the U.S. corporate statutory income tax rate to 21%, among other changes. As a full valuation allowance was recognized in 2018 and 2017, the Act did not have any material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, were affected.

ASC 740 clarifies the accounting for uncertain tax positions. This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions, if and when required, as interest expense and a component of other expenses, respectively, in the consolidated statements of operations.

(o) Loss per share

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

(p) Contingencies

In the ordinary course of business, the Company is subject to loss contingencies that cover a wide range of matters. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability and the ability to make a reasonable estimate of the amount of loss.

(q) Segment reporting

The Company has only one operating segment, as defined by ASC 280, “Segment Reporting.”

(r) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2018 and 2017, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the year ended December 31, 2018, one individual customer accounted for 11% of the total revenue. For the year ended December 31, 2017, there was no individual customer that accounted for more than 10% of the total revenue.

As of December 31, 2018 and 2017, there was no individual customer that accounted for more than 10% of the Company’s accounts receivable, net.

Concentration of suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records repositories. Our largest data supplier, with whom we have expanded our relationship while securing favorable business terms over the years, accounted for approximately 46% of our total data acquisition costs for the year ended December 31, 2018, compared to approximately 43% for the year ended December 31, 2017. The initial term of the agreement, as amended, with this supplier ends April 30, 2022, and continues thereafter on a month-to-month basis unless and until either party provides the other with a minimum of 30 days’ written notice of termination. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 150 days’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. The remaining minimum purchase commitments through the end of the initial term is $14.9 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

As of December 31, 2018 and 2017, one data supplier accounted for 42% and 25% of the Company’s total accounts payable.

(s) Recently issued accounting standards

As an emerging growth company, the Company has left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Exchange Act, however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in evaluating whether it controls the good or the service before it is transferred to the customer. The new revenue recognition standard is effective for public entities for annual reporting periods beginning after December 15, 2017, and interim periods therein, that is, the first quarter of 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We adopted Topic 606 as of January 1, 2018 using the modified retrospective method, and the adoption did not have a material impact on our consolidated balance sheets, statements of operations, or cash flows. Refer to Note 2(j) above for further details.

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 will be effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis and early adoption is permitted. We plan to adopt Topic 842 in the first quarter of 2019. Based on our assessment, we expect to record a right-of-use asset and a total operating lease obligation on our consolidated balance sheet of approximately $3.0 million and $3.4 million, respectively, upon the adoption.

In June 2018, FASB issued ASU No. 2018-07 (“ASU 2018-07”), “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards. This guidance became effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods, on a modified retrospective basis and early adoption was permitted. We early adopted ASU 2018-07 during the second quarter of 2018 and there was no material impact on our consolidated financial statements and related disclosures.

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

In June 2016, FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for public companies beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

3. Loss per share

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding at December 31, 2018, and it is utilized to calculate the basic and diluted loss per share for the years ended December 31, 2018 and 2017, as shown in the table below.

	Year Ended December 31,
(In thousands, except share data)	2018	2017
Numerator:
Net loss	$(6,868)	$(21,500)
Denominator:
Weighted average shares outstanding - Basic and diluted	10,266,613	10,266,613
Loss per share:
Basic and diluted:	$(0.67)	$(2.09)

A total of 2,121,000 shares of unvested restricted stock units (“RSUs”) granted during the year ended December 31, 2018 have been excluded from the diluted loss per share calculation as the impact is anti-dilutive for the year ended December 31, 2018.

4. Accounts receivable, net

Accounts receivable, net consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Accounts receivable	$2,342	$1,878
Less: Allowance for doubtful accounts	(77)	(228)
Total accounts receivable, net	$2,265	$1,650

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2018	2017
Beginning balance	$228	$111
Charges to expenses	294	287
Write-offs	(445)	(170)
Ending balance	$77	$228

Provision for bad debts of $294 and $287 was provided for the years ended December 31, 2018 and 2017, respectively.

5. Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Computer and network equipment	$680	$876
Furniture, fixtures and office equipment	803	801
Leasehold improvements	53	52
Total cost	1,536	1,729
Less: Accumulated depreciation	(684)	(638)
Property and equipment, net	$852	$1,091

Depreciation of property and equipment of $266 and $272 was recorded for the years ended December 31, 2018 and 2017, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2018			December 31, 2017
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$22,990	$(3,019)	$19,971	$16,642	$(1,289)	$15,353

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, traveling expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,730 and $866 were included in depreciation and amortization expense for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, intangible assets of $3,831, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of internally-developed software of $6,348 and $6,737 during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, estimated amortization expenses related to the Company’s intangible assets for 2019 through 2024 and thereafter are as follows:

(In thousands)
Year	December 31, 2018
2019	$2,564
2020	2,564
2021	2,562
2022	2,561
2023	2,486
2024 and thereafter	7,234
Total	$19,971

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Employees compensation expenses	$284	$400
Accrued data acquisition costs	273	80
Deferred rent	345	275
Litigation settlement payable	-	4,000
Miscellaneous expenses payable	375	23
Total	$1,277	$4,778

Litigation settlement payable as of December 31, 2017 represents the remaining balance of litigation settlement, as discussed below, which was fully paid out in 2018.

On July 22, 2017, the Company entered into a settlement agreement with TransUnion and TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”), settling all litigation with TransUnion and TRADS. Company subsidiary, IDI Holdings, LLC, paid $7,000 to TRADS over the course of one year to settle all these matters. The Company recorded the expense of $7,000 in general and administrative expenses during the second quarter of 2017.

8. Other income, net

For the year ended December 31, 2018, other income, net consisted primarily of transition service income of $218 and the insurance proceeds of $350 in relation to previously settled litigation with TRADS.

9. Income taxes

red violet is a “C” corporation, while its subsidiaries are all limited liability companies. Before the Spin-off, red violet and its subsidiaries were consolidated with Fluent for U.S. federal income tax purposes. However, for purposes of these financial statements, the income tax provisions prior to the Spin-off were prepared assuming the entities filed separate tax returns.

The Company is subject to federal and state income taxes in the United States. The income taxes on loss before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017
Current
Federal and state	$-	$-
Deferred
Federal	7,979	(740)
State	1,543	(1,151)
Valuation allowance	(9,522)	1,891
	-	-
Provision for income tax	$-	$-

On December 22, 2017, the Act was enacted, with the statutory federal income tax rate lowered to 21%, among other changes, effective on January 1, 2018. As a full valuation allowance was provided as of December 31, 2018 and 2017, the Act does not have a material net impact on our consolidated financial statements, however, certain income tax disclosures, including the re-measurement of deferred tax assets and liabilities and related valuation allowance, and the effective income tax rate reconciliation, are affected.

The Company’s effective income tax benefit differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2018 and 2017. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2018		2017
Tax on loss before income taxes	$(1,442)	21.0%	$(7,310)	34.0%
Effect of state taxes (net of federal tax benefit)	1,543	-22.5%	(769)	3.6%
Excess tax benefit from share-based compensation	-	0.0%	288	-1.3%
Other permanent differences	11	-0.2%	58	-0.2%
Deferred remeasurement for tax rate change	-	0.0%	5,842	-27.2%
Effect of the Spin-off from Fluent	9,410	-137.0%	-	0.0%
Valuation allowance	(9,522)	138.7%	1,891	-8.9%
Income tax benefit	$-	0.0%	$-	0.0%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$3,836	$10,931
Share-based compensation	128	563
Accounts receivable	18	59
Accrued expenses and other current liabilities	128	1,113
	4,110	12,666
Valuation allowance	(2,318)	(11,840)
	1,792	826
Deferred tax liabilities:
Intangible assets	1,660	662
Property and equipment	132	164
	1,792	826
Net deferred income tax	$-	$-

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $16,360 and $8,411, respectively, which begin to expire in 2034, except that $8,816 of federal net operating loss carryforwards incurred in 2018 could be carried forward indefinitely. The decrease in the net operating loss carryforwards in 2018 is due to the net operating loss carryforwards that stayed with Fluent upon the Spin-off. The Company’s net operating losses may be subject to annual Section 382 limitations due to ownership changes that could impact the future realization. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a valuation allowance of $2,318 and $11,840 was necessary as of December 31, 2018 and 2017, respectively, to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in the valuation allowance was a reduction of $9,522 for the year ended December 31, 2018 and an increase of $1,891 for the year ended December 31, 2017.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since 2015 remain open for tax examinations.

The Company does not have any unrecognized tax benefits as of December 31, 2018 and 2017.

10. Common stock and preferred stock

Common stock

As of December 31, 2018 and 2017, the number of authorized shares of common stock was 200,000,000 and 5,000, with a par value of $0.001 per share, respectively, of which, 10,266,613 and 1,000 shares of common stock were issued and outstanding, respectively.

On March 26, 2018, Fluent completed the Spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of red violet to Fluent’s stockholders of record as of March 19, 2018, the Record Date, and certain warrant holders, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock.

Preferred stock

As of December 31, 2018, we had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding. There was no preferred stock authorized as of December 31, 2017.

11. Share-based compensation

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

As of December 31, 2018, there were 879,000 shares of common stock reserved for issuance under the 2018 Plan.

Details of unvested RSUs activity during the year ended December 31, 2018 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2017	-	$-
Granted	2,145,500	$7.65
Forfeited	(24,500)	$7.53
Unvested as of December 31, 2018	2,121,000	$7.65

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

On September 5, 2018, the Company’s compensation committee approved the grant of an aggregate of 1,487,500 RSUs, subject to both time- and performance-based requirements, to certain of its executive officers and directors, at a grant date fair value of $7.69 per share, under the 2018 Plan, with a three-year vesting period. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last date of the quarter that the performance criteria is met (collectively, the “Performance Criteria”). If the Performance Criteria are met, the RSUs will vest one-third annually on each of July 1, 2019, July 1, 2020 and July 1, 2021 (“Time-Based Vesting Requirement”). In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the Performance Criteria has not been met. No amortization of share-based compensation expense has been recognized during the year ended December 31, 2018 in relation to RSUs with Performance Criteria, because, as of December 31, 2018, the Company determined that it is not probable that the Performance Criteria will be met.

As of December 31, 2018, unrecognized share-based compensation expense associated with the granted RSUs, excluding those RSUs with Performance Criteria, amounted to $3,980, which is expected to be recognized over a weighted average period of 2.8 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2018	2017
Sales and marketing expenses	$158	$259
General and administrative expenses	551	2,612
Share-based compensation expense	709	2,871
Capitalized in intangible assets	437	784
Total	$1,146	$3,655

The amounts recorded included an allocation of share-based compensation related to the share-based awards granted by Fluent to Company employees or non-employees prior to the Spin-off.

12. Related party transactions

The contribution by Fluent, Inc., recorded in the consolidated statements of changes in shareholders’ equity and member’s capital, represents cash funding provided or the portion of certain expenses allocated by Fluent to red violet, on or prior to the Spin-off.

These allocated expenses are primarily corporate employee salaries and benefits of the functional groups (inclusive of executive management, accounting, administrative and information technology) and corporate administrative expenses (inclusive of legal services, accounting and finance services and other corporate and infrastructure services). Corporate employee salaries and benefits were allocated on the basis of time spent, and corporate administrative expenses were allocated on the basis of relative percentage of services utilized or benefit received. red violet recorded expenses of $325 and $3,646 for the years ended December 31, 2018 and 2017, respectively, as a result of the allocation of expenses from Fluent. Upon the Spin-off, Fluent no longer allocates any expenses to red violet.

In addition, share-based compensation of $344 and $3,655 for the years ended December 31, 2018 and 2017, respectively, relating to the share-based awards granted by Fluent prior to the Spin-off, were recorded.

Management believes the assumptions and allocations underlying the consolidated financial statements are reasonable and appropriate under the circumstances. The expense allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or the benefit received by red violet during the periods presented relative to the total costs and expenses incurred by Fluent. However, these expenses may not be reflective of the expenses that would have been recorded had red violet been an entity that operated independently of Fluent, and not been a subsidiary of Fluent. Consequently, future results of operations of red violet after the Spin-off will include costs and expenses that may be materially different than red violet’s historical results of operations, financial position, and cash flows. Accordingly, the financial statements for these periods are not indicative of red violet’s future results of operations, financial position, and cash flow.

MDB Agreement and Services Agreement

On April 26, 2018, the Company entered into a consulting agreement with MDB Management, Inc. (“MDB”), a company owned by Michael Brauser, a greater than 10% shareholder of the Company and the then chairman of the Company’s board of directors, and one of his sons, for MDB to provide consulting services to the Company (“MDB Agreement”), which was terminated by mutual agreement of the parties on August 7, 2018. The Company recognized consulting service fees relating to the MDB Agreement of a total of $90 during the year ended December 31, 2018. On August 7, 2018, the Company entered into an executive chairman services agreement with Mr. Brauser, the then Executive Chairman of the Company, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future acquisitions and strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Mr. Brauser remains a consultant to the Company and continues to provide services under the existing Services Agreement after his resignation as Executive Chairman and as a member of the board of directors effective on September 9, 2018. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $180 during the year ended December 31, 2018.

13. Commitments and contingencies

(a) Operating lease commitments

The Company recorded rental expenses of $981 and $681 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, future minimum rental payments under non-cancellable operating leases having initial or remaining lease terms of more than one year are as follows:

(In thousands)
Year	December 31, 2018
2019	$686
2020	705
2021	724
2022	743
2023	765
2024 and thereafter	619
Total	$4,242

(b) Capital commitment

The Company incurred data costs of $5,550 and $4,280 for the years ended December 31, 2018 and 2017, respectively, under certain data licensing agreements. As of December 31, 2018, future material capital commitments under certain data licensing agreements were $21,752, shown as follows:

(In thousands)
Year	December 31, 2018
2019	$7,005
2020	7,480
2021	5,615
2022	1,652
Total	$21,752

(c) Employment agreements

We have employment agreements with certain executives, mainly including our Chief Executive Officer, President and Chief Financial Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(d) Contingency

On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even if the business does not have an in-state physical presence (the "Wayfair Decision"). As of the year ended December 31, 2018, more than thirty states have enacted their own interpretation of the Wayfair Decision. The Company collects and remits sales tax in certain states, as a result of the Wayfair Decision and as a result of our continued overall compliance and review practice related to our sales and use tax obligations. In addition, the Company is currently undergoing a state sales and use tax examination. Based upon our analysis of potential sales and use tax labilities, we determined that there were no matters that required an accrual as of the balance sheet date, December 31, 2018. In addition, we do not believe that any adverse decision regarding sales and use tax lability would result in any material impact on the Company’s operations.

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