Form 10-Q
period 2019-03-31
Red Violet, Inc.
filed 2019-05-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDVT	The NASDAQ Stock Market LLC

As of May 3, 2019, the registrant had 10,286,613 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$7,319	$9,950
Accounts receivable, net of allowance for doubtful accounts of $25 and $77 as of March 31, 2019 and December 31, 2018, respectively	2,788	2,265
Prepaid expenses and other current assets	1,293	934
Total current assets	11,400	13,149
Property and equipment, net	773	852
Intangible assets, net	20,997	19,971
Goodwill	5,227	5,227
Right-of-use assets	2,939	-
Other noncurrent assets	543	628
Total assets	$41,879	$39,827
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,149	$2,246
Accrued expenses and other current liabilities	1,075	1,277
Current portion of operating lease liabilities	449	-
Deferred revenue	49	26
Total current liabilities	3,722	3,549
Noncurrent operating lease liabilities	2,833	-
Total liabilities	6,555	3,549
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2019 and December 31, 2018	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 10,286,613 and 10,266,613 shares issued and outstanding, as of March 31, 2019 and December 31, 2018	10	10
Additional paid-in capital	41,476	41,052
Accumulated deficit	(6,162)	(4,784)
Total shareholders' equity	35,324	36,278
Total liabilities and shareholders' equity	$41,879	$39,827

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$5,734	$3,325
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,669	2,017
Sales and marketing expenses	1,500	1,089
General and administrative expenses	2,365	1,852
Depreciation and amortization	618	451
Total costs and expenses	7,152	5,409
Loss from operations	(1,418)	(2,084)
Interest income, net	40	-
Loss before income taxes	(1,378)	(2,084)
Income taxes	-	-
Net loss	$(1,378)	$(2,084)
Loss per share:
Basic and diluted	$(0.13)	$(0.20)
Weighted average number of shares outstanding:
Basic and diluted	10,267,680	10,266,613

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AND MEMBER’S CAPITAL

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	capital	deficit	capital	Total
Balance at December 31, 2018	10,266,613	$10	$41,052	$(4,784)	$-	$36,278
Vesting of restricted stock units	20,000	-	-	-		-
Share-based compensation	-	-	424	-	-	424
Net loss	-	-	-	(1,378)	-	(1,378)
Balance at March 31, 2019	10,286,613	$10	$41,476	$(6,162)	$-	$35,324

	Common stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	capital	deficit	capital	Total
Balance at December 31, 2017	1,000	$-	$-	$-	$17,736	$17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	24,264	24,264
Share-based compensation	-	-	-	-	346	346
Net loss	-	-	-	-	(2,084)	(2,084)
Spin-off from Fluent, Inc.	10,265,613	10	40,252		(40,262)	-
Balance at March 31, 2018	10,266,613	$10	$40,252	$-	$-	$40,262

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,378)	$(2,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	451
Share-based compensation expense	274	165
Write-off of long-lived assets	30	55
Provision for (recovery of) bad debts	154	(56)
Allocation of expenses from Fluent, Inc.	-	325
Noncash lease expenses	103	-
Changes in assets and liabilities:
Accounts receivable	(677)	(326)
Prepaid expenses and other current assets	(359)	(237)
Other noncurrent assets	85	(2)
Accounts payable	(97)	(123)
Accrued expenses and other current liabilities	143	(981)
Deferred revenue	23	(12)
Operating lease liabilities	(105)	-
Net cash used in operating activities	(1,186)	(2,825)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15)	(16)
Capitalized costs included in intangible assets	(1,430)	(1,370)
Net cash used in investing activities	(1,445)	(1,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	-	23,939
Net cash provided by financing activities	-	23,939
Net (decrease) increase in cash and cash equivalents	$(2,631)	$19,728
Cash and cash equivalents at beginning of period	9,950	65
Cash and cash equivalents at end of period	$7,319	$19,793
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$150	$181
Right-of-use assets obtained in exchange of operating lease liabilities	$3,042	$-
Operating lease liabilities arising from obtaining right-of-use assets	$3,387	$-

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation

The accompanying unaudited condensed consolidated financial statements of Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

On March 26, 2018, Fluent, Inc. (“Fluent”) completed a spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s then wholly-owned subsidiary, red violet, to Fluent’s stockholders as of the record date and certain warrant holders (the “Spin-off”). The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the record date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, the Company owns Fluent subsidiaries that previously operated Fluent’s risk management business. The Company accounted for the Spin-off in accordance with ASC 805-50-30-5 Initial Measurement- Transactions Between Entities Under Common Control – Transfer Date Measurement and therefore the net assets transferred from Fluent to red violet upon the Spin-off were reflected in red violet’s condensed consolidated financial statements at Fluent’s carrying values at the time of the Spin-off.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2019.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date included in the 2018 Form 10-K, but does not include all disclosures required by US GAAP.

The Company has only one operating segment, as defined by Accounting Standards Codification (“ASC”) 280, “Segment Reporting.”

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation. For periods prior to the Spin-off, these financial statements were prepared on a consolidated and combined basis because certain of the entities were under common control.

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

In February 2016, FASB issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 is effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis. The Company adopted Topic 842 in the first quarter of 2019. The Company recorded a right-of-use asset and a total operating lease obligation on its condensed consolidated balance sheet of approximately $3.0 million and $3.4 million, respectively, upon the adoption. Refer to Note 1(c) below for further details.

In June 2016, FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for public companies beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In August 2018, FASB issued ASU No. 2018-15 (“ASU 2018-15”), “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2020, on a retrospective or prospective basis and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

(c) Leases

On January 1, 2019, the Company adopted Leases (Topic 842) using the modified retrospective method applied to all leases existing at the date of initial application. The Company elected the practical expedients to not reassess whether any existing contracts are or contain leases, not reassess the lease classification for any existing leases, and not reassess initial direct costs for any existing leases, upon the adoption of Leases (Topic 842).

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancelable 89-month operating lease agreement as amended and effective in January 2017. The Company also leases an additional office space of 6,003 rentable square feet in accordance with a non-cancellable 90-month operating lease agreement entered into in April 2017, with an option to extend for additional 60 months. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised.

For the three months ended March 31, 2019, a summary of the Company’s lease information is shown below:

Three Months Ended
(In thousands)	March 31, 2019
Lease cost:
Operating lease costs	$168
Other information:
Cash paid for operating leases	$170
Right-of-use assets obtained in exchange for operating lease liabilities	$3,042
Weighted average discount rate for operating leases (1)	8.0%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of March 31, 2019, the weighted average remaining operating lease term was 5.6 years.

As of March 31, 2019, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2019
Remainder of 2019	$516
2020	705
2021	724
2022	743
2023	765
2024 and thereafter	619
Total maturities	$4,072
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$449
Noncurrent operating lease liabilities	2,833
Total operating lease liabilities	$3,282
Difference between the maturities and the present value of operating lease liabilities	$790

2. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding as of March 31, 2018 and is utilized to calculate loss per share for the three months ended March 31, 2018, as shown in the table below.

	Three Months Ended March 31,
(In thousands, except share data)	2019	2018
Numerator:
Net loss	$(1,378)	$(2,084)
Denominator:
Weighted average shares outstanding - Basic and diluted	10,267,680	10,266,613
Loss per share:
Basic and diluted:	$(0.13)	$(0.20)

A total of 2,267,500 and 56,000 shares of unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share calculation for the three months ended March 31, 2019 and 2018, respectively, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2019			December 31, 2018
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$24,570	$(3,573)	$20,997	$22,990	$(3,019)	$19,971

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, traveling expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $554 and $373 for the three months ended March 31, 2019 and 2018, respectively, were included in depreciation and amortization expense. As of March 31, 2019, intangible assets of $4,083, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of internally-developed software of $1,580 and $1,551 during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, estimated amortization expense related to the Company’s intangible assets for the remainder of 2019 through 2023 and thereafter are as follows:

(In thousands)
Year	March 31, 2019
Remainder of 2019	$1,984
2020	2,830
2021	2,828
2022	2,826
2023	2,752
2024 and thereafter	7,777
Total	$20,997

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2019 and December 31, 2018, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. The measurement date of the Company’s annual goodwill impairment test is October 1.

As of March 31, 2019 and December 31, 2018, there are no events or changes in circumstances to indicate that goodwill is impaired.

5. Revenue recognition

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers,” (“Topic 606”) using the modiﬁed retrospective method applied to all contracts that were not completed contracts at the date of initial application. There was no impact on the opening accumulated deﬁcit as of January 1, 2018 due to the adoption of Topic 606. Revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand solutions to its customers by leveraging its proprietary technology and applying machine learning and advanced analytics to its massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

Available within Topic 606, the Company has applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on the Company’s historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than if accounting for revenue on a contract by contract basis.

Revenue is recognized over a period of time since the performance obligation is delivered in a series. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

For the three months ended March 31, 2019, 67% of total revenue was attributable to customers with pricing contracts versus 33% attributable to transactional customers. For the three months ended March 31, 2018, 44% of total revenue was attributable to customers with pricing contracts versus 56% attributable to transactional customers. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2019 and December 31, 2018, the balance of deferred revenue was $49 and $26, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2018, $16 was recognized into revenue during the three months ended March 31, 2019.

As of March 31, 2019, $3,963 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $1,392 of revenue will be recognized in the remainder of 2019, $1,603 in 2020, and $968 in 2021. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

Sales commissions are incurred and recorded on an ongoing basis over the term of the customer relationship. These costs are recorded in sales and marketing expenses.

In addition, the Company elected the practical expedient to not disclose the value of unsatisﬁed performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

red violet is a “C” corporation, while its subsidiaries are all limited liability companies. Before the Spin-off, red violet and its subsidiaries were consolidated with Fluent for U.S. federal income tax purposes. However, for purposes of these financial statements, the income tax provisions prior to the Spin-off were prepared assuming the entities filed separate tax returns.

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of March 31, 2019 and December 31, 2018.

7. Share-based compensation

On March 22, 2018, the board of directors of the Company and Fluent, in its capacity as sole stockholder of red violet prior to the Spin-off, approved the Red Violet, Inc. 2018 Stock Incentive Plan, (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of March 31, 2019, there were 700,500 shares of common stock reserved for issuance under the 2018 Plan.

Details of unvested RSUs activity during the three months ended March 31, 2019 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018 (1)	2,121,000	$7.65
Granted (2)	183,500	$7.25
Vested and delivered	(20,000)	$6.10
Vested not delivered	(12,000)	$6.10
Forfeited	(5,000)	$7.25
Unvested as of March 31, 2019	2,267,500	$7.64
(1)

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

(2)

On January 16, 2019, an aggregate of 183,500 RSUs were granted to certain employees of the Company, at a grant date fair value of $7.25 per share, under the 2018 Plan, with vesting periods ranging from three to four years. Among these grants, 90,000 RSUs were also subject to the Performance Criteria, as defined above.

No amortization of share-based compensation expense has been recognized in relation to RSUs with Performance Criteria, because, as of March 31, 2019, the Company determined that it is not probable that the Performance Criteria will be met.

As of March 31, 2019, unrecognized share-based compensation expense associated with the granted RSUs, excluding those RSUs with Performance Criteria, amounted to $4,197, which is expected to be recognized over a remaining weighted average period of 2.6 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Sales and marketing expenses	$87	$41
General and administrative expenses	187	124
Share-based compensation expense	274	165
Capitalized in intangible assets	150	181
Total	$424	$346

The amounts recorded in the three months ended March 31, 2018 included an allocation of share-based compensation related to the share-based awards granted by Fluent to Company employees or non-employees prior to the Spin-off.

8. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into an executive chairman services agreement with Mr. Brauser, the then Executive Chairman of the Company, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future acquisitions and strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Mr. Brauser remains a consultant to the Company and continues to provide services under the existing Services Agreement after his resignation as Executive Chairman and as a member of the board of directors effective on September 9, 2018. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 during the three months ended March 31, 2019.

Contribution by Fluent

Contribution by Fluent represents cash funding provided or the portion of certain expenses allocated by Fluent to red violet, on or prior to the Spin-off.

These allocated expenses are primarily corporate employee salaries and benefits of the functional groups (inclusive of executive management, accounting, administrative and information technology) and corporate administrative expenses (inclusive of legal services, accounting and finance services and other corporate and infrastructure services). Corporate employee salaries and benefits were allocated on the basis of time spent, and corporate administrative expenses were allocated on the basis of relative percentage of services utilized or benefit received. red violet recorded expenses of $325 for the three months ended March 31, 2018 as a result of the allocation of expenses from Fluent. Upon the Spin-off, Fluent no longer allocates any expenses to red violet.

In addition, share-based compensation of $344, relating to the share-based awards granted by Fluent prior to the Spin-off, was recorded during the three months ended March 31, 2018.

9. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,688 and $1,241 for the three months ended March 31, 2019 and 2018, respectively, under certain data licensing agreements. As of March 31, 2019, material capital commitments under certain data licensing agreements were $20,275, shown as follows:

(In thousands)
Year	March 31, 2019
Remainder of 2019	$5,502
2020	7,506
2021	5,615
2022	1,652
Total	$20,275

(b) Contingencies

On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even if the business does not have an in-state physical presence (the "Wayfair Decision"). As of March 31, 2019, more than thirty states have enacted their own interpretation of the Wayfair Decision. The Company collects and remits sales tax in certain states, as a result of the Wayfair Decision and as a result of its continued overall compliance and review practice related to its sales and use tax obligations. In addition, the Company is currently undergoing a state sales and use tax examination. Based upon its analysis of potential sales and use tax labilities, the Company determined that there were no matters that required an accrual as of the balance sheet date, March 31, 2019. In addition, the Company does not believe that any adverse decision regarding sales and use tax lability would result in any material impact on its operations.

The Company may be involved in litigation from time to time in the ordinary course of business. The Company does not believe that the ultimate resolution of any such matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and the Company cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on its business, financial condition, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 7, 2019 (“2018 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses relating to our sales and marketing, support, administrative, infrastructure, and engineering-related personnel as we increase headcount in the next 12 months.

References in this discussion and analysis to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Overview

We are dedicated to making the world a safer place and reducing the cost of doing business. We specialize in big data analysis, providing cloud-based, mission-critical solutions to enterprises in a variety of industries. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships.

Leveraging proprietary technology and applying machine learning and advanced analytic and decision-making capabilities, CORE provides compelling solutions to public and private sector organizations through intuitive, easy-to-use analytical applications. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, recovering debt, identifying fraud and abuse, and ensuring legislative compliance, to identifying and acquiring customers. With a massive data repository of approximately nine petabytes of public-record, proprietary and publicly-available data, as well as self-reported consumer information and behavioral signals, we transform data into intelligence for our customers to enable better data-driven decisioning.

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, the collection industry, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2019, idiCORE had over 4,000 customers and FOREWARN had over 15,400 users.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 67% of total revenue for the three months ended March 31, 2019.

Our go-to-market strategy leverages (a) an inside sales team that cultivates relationships, and ultimately closes business, with their end-user markets, (b) a strategic sales team that provides a more personal, face-to-face approach for major accounts within certain industries, and (c) distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. Our sales model generally begins with a free trial followed by an initial purchase on a transactional basis or minimum-committed monthly spend. As organizations derive benefit from our solutions, we are able to “land and expand” within larger organizations as additional use cases expand across departments, divisions and geographic locations and customers become increasingly reliant on our solutions in their daily workflow.

On March 26, 2018, Fluent, Inc. (“Fluent”) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”). Upon the Spin-off, red violet owned Fluent subsidiaries that previously operated Fluent’s risk management business, and red violet became an independent public company. For periods prior to the Spin-off, these financial statements were prepared on a consolidated and combined basis because certain of the entities were under common control.

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

For additional information, please refer to our 2018 Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our 2018 Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2019, as compared to the three months ended March 31, 2018:

•	Total revenue increased 72% to $5.7 million.
•	Net loss improved by $0.7 million to $1.4 million.
•	Loss per share improved by $0.07 to $0.13.
•	Adjusted gross profit increased 134% to $3.1 million.
•	Adjusted gross margin increased to 53% from 39%.
•	Adjusted EBITDA improved by $1.0 million to negative $0.4 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs and write-off of long-lived assets, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net loss	$(1,378)	$(2,084)
Interest income, net	(40)	-
Depreciation and amortization	618	451
Share-based compensation expense	274	165
Litigation costs	94	-
Write-off of long-lived assets	30	55
Adjusted EBITDA	$(402)	$(1,413)

	Three Months Ended March 31,
(In thousands)	2019	2018
Revenue	$5,734	$3,325
Cost of revenue (exclusive of depreciation and amortization)	2,669	2,017
Adjusted gross profit	$3,065	$1,308
Adjusted gross margin	53%	39%

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

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Revenue. Revenue increased $2.4 million or 72% to $5.7 million for the three months ended March 31, 2019 from $3.3 million for the three months ended March 31, 2018. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Our idiCORE billable customer base grew from approximately 2,900 customers as of March 31, 2018 to 4,000 customers as of March 31, 2019.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.7 million or 32% to $2.7 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to expand our relationships with our key data suppliers, including our largest data supplier which accounted for approximately 41% of our total data acquisition costs for the three months ended March 31, 2019 compared to approximately 48% for the three months ended March 31, 2018. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 47% for the three months ended March 31, 2019 from 61% for the three months ended March 31, 2018. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.4 million or 38% to $1.5 million for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team, and provision for (recovery of) bad debts. The increase in the three months ended March 31, 2019 was primarily attributable to the increase in salaries and benefits resulting from increased headcount as we continue to invest in the expansion of our sales organization, and the increase in provision for bad debts.

General and administrative expenses. General and administrative expenses increased $0.5 million or 28% to $2.4 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.0 million and $0.8 million, share-based compensation expense of $0.2 million and $0.1 million, and professional fees of $0.7 million and $0.5 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million or 37% to $0.6 million for the three months ended March 31, 2019 from $0.5 million for the three months ended March 31, 2018. The increase in depreciation and amortization for the three months ended March 31, 2019 resulted from the amortization of software developed for internal use that became ready for its intended use after the first quarter of 2018.

Loss before income taxes. We had a loss before income taxes of $1.4 million for the three months ended March 31, 2019 as compared to $2.1 million for the three months ended March 31, 2018. The decrease in loss before income taxes resulted from the increase in revenue and the decrease in our cost of revenue as a percentage of revenue, which were partially offset by the increases in salaries and benefits, professional fees and depreciation and amortization.

Income taxes. Income tax expense of $0 was recognized for three months ended March 31, 2019 and 2018. A full valuation allowance on the deferred tax assets was recognized as of March 31, 2019 and 2018. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $1.4 million was recognized for the three months ended March 31, 2019 as compared to $2.1 million for the three months ended March 31, 2018, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows used in operating activities. For the three months ended March 31, 2019, net cash used in operating activities was $1.2 million, primarily the result of the net loss of $1.4 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for (recovery of) bad debts and noncash lease expenses) totaling $1.2 million, and the cash used in net working capital of $1.0 million, primarily the result of the increase in accounts receivable, following the increase in revenue, and prepaid expenses and other current assets, and the decrease in operating lease liabilities. For the three months ended March 31, 2018, net cash used in operating activities was $2.8 million, primarily the result of the net loss of $2.1 million, adjusted for certain non-cash items of an aggregate of $0.9 million, and the cash used in net working capital of $1.7 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accrued expenses and other current liabilities.

Cash flows used in investing activities. Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $1.4 million, primarily as a result of capitalized costs included in intangible assets for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $23.9 million (inclusive of the $20.0 million cash contribution by Fluent to red violet upon the Spin-off) as a result of capital contributed by Fluent during the corresponding period. We had no cash flows used in/provided by financing activities for the three months ended March 31, 2019.

As of March 31, 2019, we had material commitments under certain data licensing agreements of $20.3 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $1.4 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had a total shareholders’ equity balance of $35.3 million.

As of March 31, 2019, we had cash and cash equivalents of approximately $7.3 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with any legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 7, 2019.

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
May 7, 2019
	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)