Form 10-Q
period 2019-06-30
Red Violet, Inc.
filed 2019-08-05
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 2, 2019, the registrant had 10,832,537 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$5,915	$9,950
Accounts receivable, net of allowance for doubtful accounts of $98 and $77 as of June 30, 2019 and December 31, 2018, respectively	3,626	2,265
Prepaid expenses and other current assets	885	934
Total current assets	10,426	13,149
Property and equipment, net	726	852
Intangible assets, net	22,031	19,971
Goodwill	5,227	5,227
Right-of-use assets	2,835	-
Other noncurrent assets	459	628
Total assets	$41,704	$39,827
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,290	$2,246
Accrued expenses and other current liabilities	932	1,277
Current portion of operating lease liabilities	463	-
Deferred revenue	56	26
Total current liabilities	3,741	3,549
Noncurrent operating lease liabilities	2,712	-
Total liabilities	6,453	3,549
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2019 and December 31, 2018	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 10,286,613 and 10,266,613 shares issued and outstanding, as of June 30, 2019 and December 31, 2018	10	10
Additional paid-in capital	45,253	41,052
Accumulated deficit	(10,012)	(4,784)
Total shareholders' equity	35,251	36,278
Total liabilities and shareholders' equity	$41,704	$39,827

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$7,245	$3,909	$12,979	$7,234
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,052	2,084	5,721	4,101
Sales and marketing expenses	2,003	1,228	3,503	2,317
General and administrative expenses	5,396	1,742	7,761	3,594
Depreciation and amortization	681	478	1,299	929
Total costs and expenses	11,132	5,532	18,284	10,941
Loss from operations	(3,887)	(1,623)	(5,305)	(3,707)
Interest income, net	37	-	77	-
Other income, net	-	129	-	129
Loss before income taxes	(3,850)	(1,494)	(5,228)	(3,578)
Income taxes	-	-	-	-
Net loss	$(3,850)	$(1,494)	$(5,228)	$(3,578)
Loss per share:
Basic and diluted	$(0.37)	$(0.15)	$(0.51)	$(0.35)
Weighted average number of shares outstanding:
Basic and diluted	10,298,613	10,266,613	10,283,232	10,266,613

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND MEMBER’S CAPITAL

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock (shares):
Beginning balance	10,286,613	10,266,613	10,266,613	1,000
Vesting of restricted stock units	-	-	20,000	-
Spin-off from Fluent, Inc.	-	-	-	10,265,613
Ending balance	10,286,613	10,266,613	10,286,613	10,266,613
Common stock (amount):
Beginning balance	$10	$10	$10	$-
Vesting of restricted stock units	-	-	-	-
Spin-off from Fluent, Inc.	-	-	-	10
Ending balance	10	10	10	10
Additional paid-in capital:
Beginning balance	41,476	40,252	41,052	-
Share-based compensation	3,777	49	4,201	49
Spin-off from Fluent, Inc.	-	-	-	40,252
Ending balance	45,253	40,301	45,253	40,301
Accumulated deficit:
Beginning balance	(6,162)	-	(4,784)	-
Net loss	(3,850)	(1,494)	(5,228)	(1,494)
Ending balance	(10,012)	(1,494)	(10,012)	(1,494)
Member's capital:
Beginning balance	-	-	-	17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	24,264
Share-based compensation	-	-	-	346
Net loss	-	-	-	(2,084)
Spin-off from Fluent, Inc.	-	-	-	(40,262)
Ending balance	-	-	-	-
Total shareholders' equity and member's capital:
Beginning balance	$35,324	$40,262	$36,278	$17,736
Ending balance	$35,251	$38,817	$35,251	$38,817

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,228)	$(3,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,299	929
Share-based compensation expense	3,883	214
Write-off of long-lived assets	30	61
Provision for bad debts	326	155
Allocation of expenses from Fluent, Inc.	-	325
Noncash lease expenses	207	-
Changes in assets and liabilities:
Accounts receivable	(1,687)	(536)
Prepaid expenses and other current assets	49	(284)
Other noncurrent assets	169	82
Accounts payable	44	122
Accrued expenses and other current liabilities	-	(2,944)
Deferred revenue	30	23
Operating lease liabilities	(212)	-
Other non-current liabilities	-	189
Net cash used in operating activities	(1,090)	(5,242)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	(37)
Capitalized costs included in intangible assets	(2,913)	(2,888)
Net cash used in investing activities	(2,945)	(2,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	-	23,939
Net cash provided by financing activities	-	23,939
Net (decrease) increase in cash and cash equivalents	$(4,035)	$15,772
Cash and cash equivalents at beginning of period	9,950	65
Cash and cash equivalents at end of period	$5,915	$15,837
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$318	$181
Right-of-use assets obtained in exchange of operating lease liabilities	$3,042	$-
Operating lease liabilities arising from obtaining right-of-use assets	$3,387	$-

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation

The accompanying unaudited condensed consolidated financial statements of Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations.

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

(b) Recently issued accounting standards

As an emerging growth company, the Company has left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

In February 2016, Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 is effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis. The Company adopted Topic 842 in the first quarter of 2019. The Company recorded a right-of-use asset and a total operating lease obligation on its condensed consolidated balance sheet of approximately $3.0 million and $3.4 million, respectively, upon the adoption. Refer to Note 9, Leases, for further details.

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

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding as of June 30, 2018 and is utilized to calculate loss per share for the six months ended June 30, 2018, as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2019	2018	2019	2018
Numerator:
Net loss	$(3,850)	$(1,494)	$(5,228)	$(3,578)
Denominator:
Weighted average shares outstanding - Basic and diluted	10,298,613	10,266,613	10,283,232	10,266,613
Loss per share:
Basic and diluted:	$(0.37)	$(0.15)	$(0.51)	$(0.35)

A total of 2,237,000 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three and six months ended June 30, 2019, and 56,000 RSUs have been excluded for the three and six months ended June 30, 2018, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2019			December 31, 2018
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$26,221	$(4,190)	$22,031	$22,990	$(3,019)	$19,971

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits and share-based compensation incurred by relevant employees, and other relevant costs.

Amortization expenses of $617 and $417 for the three months ended June 30, 2019 and 2018, respectively, and $1,171 and $790 for the six months ended June 30, 2019 and 2018, respectively, were included in depreciation and amortization expense. As of June 30, 2019, intangible assets of $3,515, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of internally-developed software of $1,651 and $1,518 during the three months ended June 30, 2019 and 2018, respectively, and $3,231 and $3,069 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, estimated amortization expense related to the Company’s intangible assets for the remainder of 2019 through 2023 and thereafter are as follows:

(In thousands)
Year	June 30, 2019
Remainder of 2019	$1,307
2020	3,304
2021	3,303
2022	3,301
2023	3,226
2024 and thereafter	7,590
Total	$22,031

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2019 and December 31, 2018, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

As of June 30, 2019 and December 31, 2018, no goodwill impairment charges were recorded.

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

For the three months ended June 30, 2019 and 2018, 62% and 52% of total revenue was attributable to customers with pricing contracts, respectively, versus 38% and 48% attributable to transactional customers, respectively. For the six months ended June 30, 2019 and 2018, 64% and 48% of total revenue was attributable to customers with pricing contracts, respectively, versus 36% and 52% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of June 30, 2019 and December 31, 2018, the balance of deferred revenue was $56 and $26, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2018, $10 and $26 was recognized into revenue during the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, $3,626 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $980 of revenue will be recognized in the remainder of 2019, $1,639 in 2020, $1,004 in 2021, and $3 in 2022. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018. For the three and six months ended June 30, 2019 and 2018, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of June 30, 2019 and December 31, 2018.

7. Share-based compensation

On March 22, 2018, the board of directors of the Company and Fluent, in its capacity as sole stockholder of red violet prior to the Spin-off, approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of June 30, 2019, there were 731,000 shares of common stock reserved for issuance under the 2018 Plan.

Details of unvested RSU activity during the six months ended June 30, 2019 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018 (1)	2,121,000	$7.65
Granted (2)	183,500	$7.25
Vested and delivered	(20,000)	$6.10
Vested not delivered	(12,000)	$6.10
Forfeited	(35,500)	$7.49
Unvested as of June 30, 2019	2,237,000	$7.64
(1)

On September 5, 2018, the Company’s compensation committee approved the grant of an aggregate of 1,487,500 RSUs, subject to both time- and performance-based requirements, to certain of its executive officers and directors, at a grant date fair value of $7.69 per share, under the 2018 Plan, with a three-year vesting period. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last date of the quarter that the performance criteria is met (collectively, the “Performance Criteria”). If the Performance Criteria are met, the RSUs will vest one-third annually on each of July 1, 2019, July 1, 2020 and July 1, 2021. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the Performance Criteria has not been met. As of June 30, 2019, the Company determined that the Performance Criteria was met and expects to issue shares underlying the RSUs in accordance with the continuing time-based vesting requirement.

(2)

On January 16, 2019, an aggregate of 183,500 RSUs were granted to certain employees of the Company, at a grant date fair value of $7.25 per share, under the 2018 Plan, with vesting periods ranging from three to four years. Among these grants, 90,000 RSUs were also subject to the Performance Criteria, as defined above. Based on the achievement of the Performance Criteria as of June 30, 2019, the Company expects to issue shares underlying the 90,000 RSUs in accordance with the continuing time-based vesting requirement.

As a result of meeting the Performance Criteria as of June 30, 2019, the Company recognized a total of $3,414 of share-based compensation expense relating to RSUs with Performance Criteria during the three-month period ended June 30, 2019. Of the $3,414 recognized, $2,351 represented a catch-up of unamortized expense from September 5, 2018 through March 31, 2019, which was not recognized in prior periods because the Company determined at each period end that it was not probable that the Performance Criteria would be met.

As of June 30, 2019, unrecognized share-based compensation expense associated with the granted RSUs amounted to $12,334, which is expected to be recognized over a remaining weighted average period of 2.2 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Sales and marketing expenses	$89	$-	$176	$41
General and administrative expenses	3,520	49	3,707	173
Share-based compensation expense	3,609	49	3,883	214
Capitalized in intangible assets	168	-	318	181
Total	$3,777	$49	$4,201	$395

The amounts recorded in the six months ended June 30, 2018 included an allocation of share-based compensation related to the share-based awards granted by Fluent to Company employees or non-employees prior to the Spin-off.

8. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into an executive chairman services agreement with Mr. Michael Brauser, the then Executive Chairman of the Company, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future acquisitions and strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Mr. Brauser remains a consultant to the Company and continues to provide services under the existing Services Agreement after his resignation as Executive Chairman and as a member of the board of directors effective on September 9, 2018. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 and $180 during the three and six months ended June 30, 2019, respectively. In addition, amortization of share-based compensation expense of $1,115 in relation to the RSUs with Performance Criteria previously granted to Mr. Brauser was recognized during the three months ended June 30, 2019.

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

For the three and six months ended June 30, 2019, a summary of the Company’s lease information is shown below:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Lease cost:
Operating lease costs	$168	$336
Other information:
Cash paid for operating leases	$171	$341
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$3,042
Weighted average discount rate for operating leases (1)	-	8.0%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of June 30, 2019, the weighted average remaining operating lease term was 5.3 years.

As of June 30, 2019, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2019
Remainder of 2019	$346
2020	705
2021	724
2022	743
2023	765
2024 and thereafter	619
Total maturities	$3,902
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$463
Noncurrent operating lease liabilities	2,712
Total operating lease liabilities	$3,175
Difference between the maturities and the present value of operating lease liabilities	$727

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,867 and $1,361 for the three months ended June 30, 2019 and 2018, respectively, and $3,555 and $2,653 for the six months ended June 30, 2019 and 2018, respectively, under certain data licensing agreements. As of June 30, 2019, material capital commitments under certain data licensing agreements were $18,549, shown as follows:

(In thousands)
Year	June 30, 2019
Remainder of 2019	$3,776
2020	7,506
2021	5,615
2022	1,652
Total	$18,549

(b) Contingencies

On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even if the business does not have an in-state physical presence (the "Wayfair Decision"). As of June 30, 2019, the vast majority of states have enacted or announced their own interpretation of the Wayfair Decision. The Company collects and remits sales tax in certain states, as a result of the Wayfair Decision and as a result of its continued overall compliance and review practice related to its sales and use tax obligations. In addition, the Company is currently undergoing a state sales and use tax examination.

The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon its analysis of potential sales and use tax labilities, the Company determined that there were no matters that required an accrual as of the balance sheet date, June 30, 2019. The Company estimates that adverse decisions, if any, related to state sales and use tax examinations could result in a possible loss up to $213.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 7, 2019 (“2018 Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses relating to our sales and marketing, support, administrative, infrastructure, and engineering-related personnel as we increase headcount in the next 12 months.

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

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, the collection industry, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2019, idiCORE had over 4,370 customers and FOREWARN had over 19,700 users.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 62% and 64% of total revenue for the three and six months ended June 30, 2019, respectively.

Our go-to-market strategy leverages (a) an inside sales team that cultivates relationships, and ultimately closes business, with their end-user markets, (b) a strategic sales team that provides a more personal, face-to-face approach for major accounts within certain industries, and (c) distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. Our sales model generally begins with a free trial followed by an initial purchase on a transactional basis or minimum-committed monthly spend. As organizations derive benefits from our solutions, we are able to “land and expand” within larger organizations as additional use cases expand across departments, divisions and geographic locations and customers become increasingly reliant on our solutions in their daily workflow.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

•	Total revenue increased 85% to $7.2 million.
•

Net loss was $3.9 million (including share-based compensation expense of $3.6 million, which includes a one-time $2.4 million as a result of achieving certain financial milestones) as compared to $1.5 million (including share-based compensation expense of $0.0 million).

•	Loss per share was $0.37 ($0.15 excluding the one-time $2.4 million expense referenced above) as compared to $0.15.
•	Adjusted gross profit increased 130% to $4.2 million.
•	Adjusted gross margin increased to 58% from 47%.
•	Adjusted EBITDA was $0.4 million as compared to a negative $1.1 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs, net, transition service income, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net loss	$(3,850)	$(1,494)	$(5,228)	$(3,578)
Interest income, net	(37)	-	(77)	-
Depreciation and amortization	681	478	1,299	929
Share-based compensation expense	3,609	49	3,883	214
Litigation costs, net	(47)	9	47	9
Transition service income	-	(158)	-	(158)
Write-off of long-lived assets and others	-	35	30	90
Adjusted EBITDA	$356	$(1,081)	$(46)	$(2,494)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Revenue	$7,245	$3,909	$12,979	$7,234
Cost of revenue (exclusive of depreciation and amortization)	3,052	2,084	5,721	4,101
Adjusted gross profit	$4,193	$1,825	$7,258	$3,133
Adjusted gross margin	58%	47%	56%	43%

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Revenue. Revenue increased $3.3 million or 85% to $7.2 million for the three months ended June 30, 2019 from $3.9 million for the three months ended June 30, 2018. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Our idiCORE billable customer base grew from approximately 3,300 customers as of June 30, 2018 to 4,370 customers as of June 30, 2019.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.0 million or 46% to $3.1 million for the three months ended June 30, 2019 from $2.1 million for the three months ended June 30, 2018. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 41% of our total data acquisition costs for the three months ended June 30, 2019 compared to approximately 49% for the three months ended June 30, 2018. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 42% for the three months ended June 30, 2019 from 53% for the three months ended June 30, 2018. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.8 million or 63% to $2.0 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase in the three months ended June 30, 2019 was primarily attributable to the increase in salaries and benefits resulting from increased headcount as we continue to invest in the expansion of our sales organization, and the increase in provision for bad debts.

General and administrative expenses. General and administrative expenses increased $3.7 million or 210% to $5.4 million for the three months ended June 30, 2019 from $1.7 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.0 million and $0.7 million, share-based compensation expense of $3.5 million (including a one-time $2.4 million as a result of achieving certain performance-based milestones) and $0.0 million, and professional fees of $0.4 million and $0.6 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million or 42% to $0.7 million for the three months ended June 30, 2019 from $0.5 million for the three months ended June 30, 2018. The increase in depreciation and amortization for the three months ended June 30, 2019 resulted from the amortization of software developed for internal use that became ready for its intended use after the second quarter of 2018.

Loss before income taxes. We had a loss before income taxes of $3.9 million for the three months ended June 30, 2019 as compared to $1.5 million for the three months ended June 30, 2018. The increase in loss before income taxes was primarily attributable to the recognition of share-based compensation expense of $3.4 million relating to RSUs with certain performance criteria ($2.4 million of which is one-time), which was partially offset by the increase in revenue and the decrease in our cost of revenue as a percentage of revenue.

Income taxes. Income tax expense of $0 was recognized for three months ended June 30, 2019 and 2018. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2019 and 2018. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $3.9 million was recognized for the three months ended June 30, 2019 as compared to $1.5 million for the three months ended June 30, 2018, as a result of the foregoing.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Revenue. Revenue increased $5.8 million or 79% to $13.0 million for the six months ended June 30, 2019 from $7.2 million for the six months ended June 30, 2018. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Our idiCORE billable customer base grew from approximately 3,300 customers as of June 30, 2018 to 4,370 customers as of June 30, 2019.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.6 million or 40% to $5.7 million for the six months ended June 30, 2019 from $4.1 million for the six months ended June 30, 2018. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 41% of our total data acquisition costs for the six months ended June 30, 2019 compared to approximately 49% for the six months ended June 30, 2018. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 44% for the six months ended June 30, 2019 from 57% for the six months ended June 30, 2018. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.2 million or 51% to $3.5 million for the six months ended June 30, 2019 from $2.3 million for the six months ended June 30, 2018. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase in the six months ended June 30, 2019 was primarily attributable to the increase in salaries and benefits resulting from increased headcount as we continue to invest in the expansion of our sales organization, and the increase in provision for bad debts.

General and administrative expenses. General and administrative expenses increased $4.2 million or 116% to $7.8 million for the six months ended June 30, 2019 from $3.6 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.0 million and $1.5 million, share-based compensation expense of $3.7 million (including a one-time $1.3 million as a result of achieving certain performance-based milestones) and $0.2 million, and professional fees of $1.2 million and $1.0 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million or 40% to $1.3 million for the six months ended June 30, 2019 from $0.9 million for the six months ended June 30, 2018. The increase in depreciation and amortization for the six months ended June 30, 2019 resulted from the amortization of software developed for internal use that became ready for its intended use after the second quarter of 2018.

Loss before income taxes. We had a loss before income taxes of $5.2 million for the six months ended June 30, 2019 as compared to $3.6 million for the six months ended June 30, 2018. The increase in loss before income taxes was primarily attributable to the recognition of share-based compensation expense of $3.4 million relating to RSUs with certain performance criteria ($1.3 million of which is one-time), which was partially offset by the increase in revenue and the decrease in our cost of revenue as a percentage of revenue.

Income taxes. Income tax expense of $0 was recognized for six months ended June 30, 2019 and 2018. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2019 and 2018. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $5.2 million was recognized for the six months ended June 30, 2019 as compared to $3.6 million for the six months ended June 30, 2018, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows used in operating activities. For the six months ended June 30, 2019, net cash used in operating activities was $1.1 million, primarily the result of the net loss of $5.2 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and noncash lease expenses) totaling $5.7 million, and the cash used as a result of changes in assets and liabilities of $1.6 million, primarily the result of the increase in accounts receivable, following the increase in revenue, and the decrease in other noncurrent assets and operating lease liabilities. For the six months ended June 30, 2018, net cash used in operating activities was $5.2 million, primarily the result of the net loss of $3.6 million, adjusted for certain non-cash items of an aggregate of $1.7 million, and the cash used as a result of changes in assets and liabilities of $3.3 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accrued expenses and other current liabilities.

Cash flows used in investing activities. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $2.9 million, primarily as a result of capitalized costs included in intangible assets for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $23.9 million (inclusive of the $20.0 million cash contribution by Fluent to red violet upon the Spin-off) as a result of capital contributed by Fluent. We had no cash flows used in/provided by financing activities for the six months ended June 30, 2019.

As of June 30, 2019, we had material commitments under certain data licensing agreements of $18.5 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $3.9 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $5.2 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had a total shareholders’ equity balance of $35.3 million.

As of June 30, 2019, we had cash and cash equivalents of approximately $5.9 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the latest fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.					X
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Management contract or compensatory plan or arrangement.
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
August 5, 2019
	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Jacky Wang
Jacky Wang
Chief Accounting Officer
(Principal Accounting Officer)