Form 10-Q
period 2019-09-30
Red Violet, Inc.
filed 2019-11-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, the registrant had 11,536,140 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018	2
	Condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018	3
	Condensed consolidated statements of changes in shareholders' equity and member’s capital for the three and nine months ended September 30, 2019 and 2018	4
	Condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018	5
	Notes to condensed consolidated financial statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$13,337	$9,950
Accounts receivable, net of allowance for doubtful accounts of $30 and $77 as of September 30, 2019 and December 31, 2018, respectively	3,325	2,265
Prepaid expenses and other current assets	894	934
Total current assets	17,556	13,149
Property and equipment, net	704	852
Intangible assets, net	23,050	19,971
Goodwill	5,227	5,227
Right-of-use assets	2,729	-
Other noncurrent assets	374	628
Total assets	$49,640	$39,827
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,481	$2,246
Accrued expenses and other current liabilities	2,004	1,277
Current portion of operating lease liabilities	477	-
Deferred revenue	35	26
Total current liabilities	4,997	3,549
Noncurrent operating lease liabilities	2,588	-
Total liabilities	7,585	3,549
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2019 and December 31, 2018	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 11,633,662 and 10,266,613 shares issued, 11,530,515 and 10,266,613 shares outstanding, as of September 30, 2019 and December 31, 2018	12	10
Treasury stock, at cost, 103,147 and 0 shares as of September 30, 2019 and December 31, 2018	(1,255)	-
Additional paid-in capital	54,302	41,052
Accumulated deficit	(11,004)	(4,784)
Total shareholders' equity	42,055	36,278
Total liabilities and shareholders' equity	$49,640	$39,827

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$8,257	$4,360	$21,236	$11,594
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,122	2,233	8,843	6,334
Sales and marketing expenses	1,925	1,126	5,428	3,443
General and administrative expenses	3,498	2,182	11,259	5,776
Depreciation and amortization	750	508	2,049	1,437
Total costs and expenses	9,295	6,049	27,579	16,990
Loss from operations	(1,038)	(1,689)	(6,343)	(5,396)
Interest income, net	46	31	123	31
Other income, net	-	406	-	535
Loss before income taxes	(992)	(1,252)	(6,220)	(4,830)
Income taxes	-	-	-	-
Net loss	$(992)	$(1,252)	$(6,220)	$(4,830)
Loss per share:
Basic and diluted	$(0.09)	$(0.12)	$(0.59)	$(0.47)
Weighted average number of shares outstanding:
Basic and diluted	10,917,673	10,266,613	10,497,036	10,266,613

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND MEMBER’S CAPITAL

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	Shares	Amount	capital	deficit	capital	Total
Balance at June 30, 2019	10,286,613	$10	-	$-	$45,253	$(10,012)	$-	$35,251
Vesting of restricted stock units	666,049	1	-	-	(1)	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	103,147	(1,255)	-	-	-	(1,255)
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $55	681,000	1	-	-	7,435	-	-	7,436
Share-based compensation	-	-	-	-	1,615	-	-	1,615
Net loss	-	-	-	-	-	(992)	-	(992)
Balance at September 30, 2019	11,633,662	$12	103,147	$(1,255)	$54,302	$(11,004)	$-	$42,055
Balance at June 30, 2018	10,266,613	$10	-	$-	$40,301	$(1,494)	$-	$38,817
Share-based compensation	-	-	-	-	353	-	-	353
Net loss	-	-	-	-	-	(1,252)	-	(1,252)
Balance at September 30, 2018	10,266,613	$10	-	$-	$40,654	$(2,746)	$-	$37,918

	Common stock		Treasury stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	Shares	Amount	capital	deficit	capital	Total
Balance at December 31, 2018	10,266,613	$10	-	$-	$41,052	$(4,784)	$-	$36,278
Vesting of restricted stock units	686,049	1	-	-	(1)	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	103,147	(1,255)	-	-	-	(1,255)
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $55	681,000	1	-	-	7,435	-	-	7,436
Share-based compensation	-	-	-	-	5,816	-	-	5,816
Net loss	-	-	-	-	-	(6,220)	-	(6,220)
Balance at September 30, 2019	11,633,662	$12	103,147	$(1,255)	$54,302	$(11,004)	$-	$42,055
Balance at December 31, 2017	1,000	$-	-	$-	$-	$-	$17,736	$17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	-	-	24,264	24,264
Share-based compensation	-	-	-	-	402	-	346	748
Net loss	-	-	-	-	-	(2,746)	(2,084)	(4,830)
Spin-off from Fluent, Inc.	10,265,613	10	-	-	40,252	-	(40,262)	-
Balance at September 30, 2018	10,266,613	$10	-	$-	$40,654	$(2,746)	$-	$37,918

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,220)	$(4,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,049	1,437
Share-based compensation expense	5,290	432
Write-off of long-lived assets	30	63
Provision for bad debts	398	246
Allocation of expenses from Fluent, Inc.	-	325
Noncash lease expenses	313	-
Changes in assets and liabilities:
Accounts receivable	(1,458)	(781)
Prepaid expenses and other current assets	40	(177)
Other noncurrent assets	254	167
Accounts payable	235	(55)
Accrued expenses and other current liabilities	(183)	(3,619)
Deferred revenue	9	(18)
Operating lease liabilities	(322)	-
Net cash provided by (used in) operating activities	435	(6,810)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71)	(51)
Capitalized costs included in intangible assets	(4,413)	(4,497)
Net cash used in investing activities	(4,484)	(4,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	-	23,939
Proceeds from issuance of shares, net of issuance costs	7,436	-
Net cash provided by financing activities	7,436	23,939
Net increase in cash and cash equivalents	$3,387	$12,581
Cash and cash equivalents at beginning of period	9,950	65
Cash and cash equivalents at end of period	$13,337	$12,646
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$526	$316
Right-of-use assets obtained in exchange of operating lease liabilities	$3,042	$-
Operating lease liabilities arising from obtaining right-of-use assets	$3,387	$-

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

On March 26, 2018, Fluent, Inc. (“Fluent”) completed a spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of Fluent’s then wholly-owned subsidiary, red violet, to Fluent’s stockholders of record as of March 19, 2018, the record date, and certain warrant holders (the “Spin-off”). The distribution occurred by way of a pro rata stock distribution to such common stock and warrant holders, each of whom received one share of red violet’s common stock for every 7.5 shares of Fluent’s common stock held on the record date or to which they were entitled to under their warrants, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock. Upon the Spin-off, the Company owns Fluent subsidiaries that previously operated Fluent’s risk management business. The Company accounted for the Spin-off in accordance with ASC 805-50-30-5 Initial Measurement- Transactions Between Entities Under Common Control – Transfer Date Measurement and therefore the net assets transferred from Fluent to red violet upon the Spin-off were reflected in red violet’s condensed consolidated financial statements at Fluent’s carrying values at the time of the Spin-off.

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

In February 2016, Financial Accounting Standard Board (“FASB”) issued ASU No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 is effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis. The Company adopted Topic 842 in the first quarter of 2019. The Company recorded a right-of-use asset and a total operating lease obligation on its condensed consolidated balance sheet of approximately $3.0 million and $3.4 million, respectively, upon the adoption. Refer to Note 10, Leases, for further details.

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

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding as of September 30, 2018 and is utilized to calculate loss per share for the nine months ended September 30, 2018, as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2019	2018	2019	2018
Numerator:
Net loss	$(992)	$(1,252)	$(6,220)	$(4,830)
Denominator:
Weighted average shares outstanding - Basic and diluted	10,917,673	10,266,613	10,497,036	10,266,613
Loss per share:
Basic and diluted:	$(0.09)	$(0.12)	$(0.59)	$(0.47)

A total of 1,954,910 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three and nine months ended September 30, 2019, and 2,145,500 RSUs have been excluded for the three and nine months ended September 30, 2018, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2019			December 31, 2018
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$27,929	$(4,879)	$23,050	$22,990	$(3,019)	$19,971

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits and share-based compensation incurred by relevant employees, and other relevant costs.

Amortization expenses of $689 and $445 for the three months ended September 30, 2019 and 2018, respectively, and $1,860 and $1,235 for the nine months ended September 30, 2019 and 2018, respectively, were included in depreciation and amortization expense. As of September 30, 2019, intangible assets of $4,018, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of internally-developed software of $1,708 and $1,744 during the three months ended September 30, 2019 and 2018, respectively, and $4,939 and $4,813 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, estimated amortization expense related to the Company’s intangible assets for the remainder of 2019 through 2024 and thereafter are as follows:

(In thousands)
Year	September 30, 2019
Remainder of 2019	$714
2020	3,446
2021	3,642
2022	3,640
2023	3,565
2024 and thereafter	8,043
Total	$23,050

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2019 and December 31, 2018, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

As of September 30, 2019 and December 31, 2018, no goodwill impairment charges were recorded.

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

For the three months ended September 30, 2019 and 2018, 66% and 64% of total revenue was attributable to customers with pricing contracts, respectively, versus 34% and 36% attributable to transactional customers, respectively. For the nine months ended September 30, 2019 and 2018, 65% and 54% of total revenue was attributable to customers with pricing contracts, respectively, versus 35% and 46% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of September 30, 2019 and December 31, 2018, the balance of deferred revenue was $35 and $26, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2018, $0 and $26 was recognized into revenue during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, $3,405 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $522 of revenue will be recognized in the remainder of 2019, $1,795 in 2020, $1,085 in 2021, and $3 in 2022. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018. For the three and nine months ended September 30, 2019 and 2018, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of September 30, 2019 and December 31, 2018.

7. Common stock and treasury stock

Common stock

As of September 30, 2019 and December 31, 2018, the number of issued shares of common stock was 11,633,662 and 10,266,613, respectively, which included shares of treasury stock of 103,417 and 0, respectively. The change in the number of issued shares of common stock was due to the following issuance:

•

An aggregate of 686,049 shares of common stock were issued as a result of the vesting of RSUs, of which, 103,147 shares of common stock were withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

•

An aggregate of 681,000 shares of common stock, with an issuance price of $11.00 per share, were issued in a registered direct offering to certain investors, pursuant to a securities purchase agreement entered into on August 28, 2019. Net proceeds of $7,436 were received in August 2019.

Treasury stock

As of September 30, 2019, the Company held 103,147 shares of treasury stock, with a cost of $1,255. There was no treasury stock as of December 31, 2018. This increase in treasury stock was due to shares withheld to pay withholding taxes upon the vesting of RSUs.

8. Share-based compensation

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

As of September 30, 2019, there were 346,791 shares of common stock reserved for issuance under the 2018 Plan.

Details of unvested RSU activity during the nine months ended September 30, 2019 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018 (1)	2,121,000	$7.65
Granted (1)(2)	577,000	$10.12
Vested and delivered	(582,902)	$7.63
Withheld as treasury stock (3)	(103,147)	$7.75
Vested not delivered	(12,250)	$6.13
Forfeited	(44,791)	$7.50
Unvested as of September 30, 2019	1,954,910	$8.39
(1)

On September 5, 2018 and January 16, 2019, the Company granted an aggregate of 1,487,500 RSUs (included in “Unvested as of December 31, 2018” above) and 90,000 RSUs (included in “Granted” above), respectively, subject to both time- and performance-based requirements, to certain of its employees and directors, at a grant date fair value of $7.69 per share and $7.25 per share, respectively, with a three-year vesting period. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met (collectively, the “2018 Performance Criteria”). Provided the 2018 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2018 Performance Criteria have not been met. As of June 30, 2019, the Company determined that the 2018 Performance Criteria were met and expects to issue shares underlying the RSUs in accordance with the continuing time-based vesting requirement.

As a result of meeting the 2018 Performance Criteria as of June 30, 2019, the Company recognized a total of $1,075 and $4,489 of share-based compensation expense relating to RSUs with 2018 Performance Criteria during the three and nine months ended September 30, 2019, respectively. Of the $4,489 recognized, $1,309 represented a catch-up of unamortized expense from September 5, 2018 through December 31, 2018, which was not recognized in prior periods because the Company determined at each period end that it was not probable that the 2018 Performance Criteria would be met.

(2)

On August 28, 2019, the Company granted an aggregate of 373,500 RSUs, subject to both time- and performance-based requirements, to certain employees, at a grant date fair value of $11.42 per share, with vesting periods of either three or four years. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of (a) $10.0 million  for such fiscal quarter and positive adjusted EBITDA of at least $1.5 million , as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 248,500 RSUs, and (b) $12.5 million for such fiscal quarter and positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 125,000 RSUs, and (ii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria is met (collectively, the “2019 Performance Criteria”). Provided the respective 2019 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2019 Performance Criteria have not been met. As of September 30, 2019, the Company determined that it is probable that the 2019 Performance Criteria will be met and therefore, began to record the related amortization expense on the grant date.

(3)	The increase in treasury stock was due to shares withheld to pay statutory taxes upon the vesting of RSUs during the nine months ended September 30, 2019. Refer to Note 7 for details.

As of September 30, 2019, unrecognized share-based compensation expense associated with the granted RSUs amounted to $15,105, which is expected to be recognized over a remaining weighted average period of 2.3 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Sales and marketing expenses	$114	$54	$290	$95
General and administrative expenses	1,293	164	5,000	337
Share-based compensation expense	1,407	218	5,290	432
Capitalized in intangible assets	208	135	526	316
Total	$1,615	$353	$5,816	$748

The amounts recorded in the nine months ended September 30, 2018 included an allocation of share-based compensation related to the share-based awards granted by Fluent to Company employees or non-employees prior to the Spin-off.

9. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into an executive chairman services agreement with Mr. Michael Brauser, the then Executive Chairman of the Company, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Mr. Brauser continues to provide services as a consultant under the Services Agreement after his resignation as Executive Chairman and as a member of the board of directors effective on September 9, 2018. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 and $270 during the three and nine months ended September 30, 2019, respectively, and $90 during the three and nine months ended September 30, 2018. In addition, amortization of share-based compensation expense of $343 and $1,458 in relation to the RSUs with the 2018 Performance Criteria previously granted to Mr. Brauser was recognized during the three and nine months ended September 30, 2019, respectively.

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

10. Leases

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

For the three and nine months ended September 30, 2019, a summary of the Company’s lease information is shown below:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Lease cost:
Operating lease costs	$168	$504
Other information:
Cash paid for operating leases	$172	$513
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$3,042
Weighted average discount rate for operating leases (1)	-	8.0%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of September 30, 2019, the weighted average remaining operating lease term was 5.1 years.

As of September 30, 2019, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2019
Remainder of 2019	$174
2020	705
2021	724
2022	743
2023	765
2024 and thereafter	619
Total maturities	$3,730
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$477
Noncurrent operating lease liabilities	2,588
Total operating lease liabilities	$3,065
Difference between the maturities and the present value of operating lease liabilities	$665

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $1,946 and $1,447 for the three months ended September 30, 2019 and 2018, respectively, and $5,501 and $4,080 for the nine months ended September 30, 2019 and 2018, respectively, under certain data licensing agreements. As of September 30, 2019, material capital commitments under certain data licensing agreements were $16,689, shown as follows:

(In thousands)
Year	September 30, 2019
Remainder of 2019	$1,916
2020	7,506
2021	5,615
2022	1,652
Total	$16,689

(b) Contingencies

On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even if the business does not have an in-state physical presence (the "Wayfair Decision"). As of September 30, 2019, the vast majority of states have enacted or announced their own interpretation of the Wayfair Decision. The Company collects and remits sales tax in certain states as a result of the Wayfair Decision and as a result of its continued overall compliance and review practice related to its sales and use tax obligations. In addition, the Company is currently undergoing a state sales and use tax examination.

The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon its analysis of potential sales and use tax labilities, the Company determined that there were no matters that required an accrual as of the balance sheet date, September 30, 2019. The Company estimates that adverse decisions, if any, related to state sales and use tax examinations could result in a possible loss up to $413.

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

12. Subsequent event

On October 28, 2019, the Company’s compensation committee approved an aggregate of 340,500 RSUs to certain of its employees and directors, with a vesting period of 3 years, among which 307,500 RSUs are also subject to the 2019 Performance Criteria.

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

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collection, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2019, idiCORE had over 4,780 customers and FOREWARN had over 23,850 users.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 66% and 65% of total revenue for the three and nine months ended September 30, 2019, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

•	Total revenue increased 89% to $8.3 million.
•	Net loss was $1.0 million (including share-based compensation expense of $1.4 million) as compared to $1.3 million (including share-based compensation expense of $0.2 million).
•	Loss per share was $0.09 as compared to $0.12.
•	Adjusted gross profit increased 141% to $5.1 million.
•	Adjusted gross margin increased to 62% from 49%.
•	Adjusted EBITDA was $1.1 million as compared to a negative $0.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net loss	$(992)	$(1,252)	$(6,220)	$(4,830)
Interest income, net	(46)	(31)	(123)	(31)
Depreciation and amortization	750	508	2,049	1,437
Share-based compensation expense	1,407	218	5,290	432
Litigation costs, net	7	125	54	134
Insurance proceeds in relation to settled litigation	-	(350)	-	(350)
Transition service income	-	(56)	-	(214)
Write-off of long-lived assets and others	11	2	41	92
Adjusted EBITDA	$1,137	$(836)	$1,091	$(3,330)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Revenue	$8,257	$4,360	$21,236	$11,594
Cost of revenue (exclusive of depreciation and amortization)	3,122	2,233	8,843	6,334
Adjusted gross profit	$5,135	$2,127	$12,393	$5,260
Adjusted gross margin	62%	49%	58%	45%

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue. Revenue increased $3.9 million or 89% to $8.3 million for the three months ended September 30, 2019 from $4.4 million for the three months ended September 30, 2018. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Our idiCORE billable customer base grew from approximately 3,430 customers as of September 30, 2018 to 4,780 customers as of September 30, 2019.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.9 million or 40% to $3.1 million for the three months ended September 30, 2019 from $2.2 million for the three months ended September 30, 2018. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 40% of our total data acquisition costs for the three months ended September 30, 2019 compared to approximately 44% for the three months ended September 30, 2018. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 38% for the three months ended September 30, 2019 from 51% for the three months ended September 30, 2018. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.8 million or 71% to $1.9 million for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase in the three months ended September 30, 2019 was primarily attributable to the increase in salaries and benefits resulting from increased headcount as we continue to invest in the expansion of our sales organization.

General and administrative expenses. General and administrative expenses increased $1.3 million or 60% to $3.5 million for the three months ended September 30, 2019 from $2.2 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.1 million and $0.9 million, share-based compensation expense of $1.3 million and $0.2 million, and professional fees of $0.6 million and $0.7 million, respectively. The increase in share-based compensation expense was as a result of achieving certain performance-based milestones and certain new grants. See Note 8, “Share-based compensation,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 48% to $0.8 million for the three months ended September 30, 2019 from $0.5 million for the three months ended September 30, 2018. The increase in depreciation and amortization for the three months ended September 30, 2019 resulted from the amortization of software developed for internal use that became ready for its intended use after the third quarter of 2018.

Loss before income taxes. We had a loss before income taxes of $1.0 million for the three months ended September 30, 2019 as compared to $1.3 million for the three months ended September 30, 2018. The decrease in loss before income taxes was primarily attributable to the increase in revenue and the decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in share-based compensation expense and employee salaries and benefits.

Income taxes. Income tax expense of $0 was recognized for three months ended September 30, 2019 and 2018. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2019 and 2018. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $1.0 million was recognized for the three months ended September 30, 2019 as compared to $1.3 million for the three months ended September 30, 2018, as a result of the foregoing.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Revenue. Revenue increased $9.6 million or 83% to $21.2 million for the nine months ended September 30, 2019 from $11.6 million for the nine months ended September 30, 2018. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Our idiCORE billable customer base grew from approximately 3,430 customers as of September 30, 2018 to 4,780 customers as of September 30, 2019.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $2.5 million or 40% to $8.8 million for the nine months ended September 30, 2019 from $6.3 million for the nine months ended September 30, 2018. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 41% of our total data acquisition costs for the nine months ended September 30, 2019 compared to approximately 47% for the nine months ended September 30, 2018. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 42% for the nine months ended September 30, 2019 from 55% for the nine months ended September 30, 2018. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $2.0 million or 58% to $5.4 million for the nine months ended September 30, 2019 from $3.4 million for the nine months ended September 30, 2018. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, traveling expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase in the nine months ended September 30, 2019 was primarily attributable to the increase in salaries and benefits resulting from increased headcount as we continue to invest in the expansion of our sales organization, and the increase in share-based compensation expense and provision for bad debts.

General and administrative expenses. General and administrative expenses increased $5.5 million or 95% to $11.3 million for the nine months ended September 30, 2019 from $5.8 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, our general and administrative expenses consisted primarily of employee salaries and benefits of $3.1 million and $2.4 million, share-based compensation expense of $5.0 million (including a one-time $1.3 million as a result of achieving certain performance-based milestones) and $0.3 million, and professional fees of $1.8 million and $1.8 million, respectively. The increase in share-based compensation expense was as a result of achieving certain performance-based milestones and certain new grants. See Note 8, “Share-based compensation,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million or 43% to $2.0 million for the nine months ended September 30, 2019 from $1.4 million for the nine months ended September 30, 2018. The increase in depreciation and amortization for the nine months ended September 30, 2019 resulted from the amortization of software developed for internal use that became ready for its intended use after the third quarter of 2018.

Loss before income taxes. We had a loss before income taxes of $6.2 million for the nine months ended September 30, 2019 as compared to $4.8 million for the nine months ended September 30, 2018. The increase in loss before income taxes was primarily attributable to the recognition of share-based compensation expense of $5.3 million ($1.3 million of which is one-time), which was partially offset by the increase in revenue and the decrease in our cost of revenue as a percentage of revenue.

Income taxes. Income tax expense of $0 was recognized for nine months ended September 30, 2019 and 2018. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2019 and 2018. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $6.2 million was recognized for the nine months ended September 30, 2019 as compared to $4.8 million for the nine months ended September 30, 2018, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the nine months ended September 30, 2019, net cash provided by operating activities was $0.4 million, primarily the result of the net loss of $6.2 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and noncash lease expenses) totaling $8.1 million, and the cash used as a result of changes in assets and liabilities of $1.4 million, primarily the result of the increase in accounts receivable, following the increase in revenue. For the nine months ended September 30, 2018, net cash used in operating activities was $6.8 million, primarily the result of the net loss of $4.8 million, adjusted for certain non-cash items of an aggregate of $2.5 million, and the cash used as a result of changes in assets and liabilities of $4.8 million, primarily the result of the increase in accounts receivable and the decrease in accrued expenses and other current liabilities.

Cash flows used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $4.5 million, primarily as a result of capitalized costs included in intangible assets for the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2019 was $7.4 million as a result of the registered direct offering in August 2019. Net cash provided by financing activities for the nine months ended September 30, 2018 was $23.9 million (inclusive of the $20.0 million cash contribution by Fluent to red violet upon the Spin-off) as a result of capital contributed by Fluent.

As of September 30, 2019, we had material commitments under certain data licensing agreements of $16.7 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $1.0 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had a total shareholders’ equity balance of $42.1 million.

As of September 30, 2019, we had cash and cash equivalents of approximately $13.3 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 4, 2019, Jacky Wang notified the board of directors of his intention to resign as Principal Accounting Officer on November 4, 2019. His departure is not due to any disagreement related to the Company’s operations, financial statements, internal controls, auditors, policies or practices. Mr. Wang will remain with the Company as a principal accounting advisor.

On November 4, 2019, the board of directors appointed Daniel MacLachlan, the Company’s current Chief Financial Officer and Principal Financial Officer, as Principal Accounting Officer. The information called for by Item 5.02(c) of Form 8-K is included in the Company’s proxy statement for its 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Securities Purchase Agreement, dated as of August 28, 2019.	8-K	0001-38407	10.1	08/28/2019
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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
November 7, 2019
	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)