Form 10-K
period 2019-12-31
Red Violet, Inc.
filed 2020-03-12
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38407

RED VIOLET, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2408531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 North Military Trail, Suite 300,

Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 757-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RDVT	The NASDAQ Stock Market LLC

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

On June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was approximately $68.3 million.

The number of shares outstanding of the registrant’s common stock, as of March 9, 2020, was 11,590,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”) is dedicated to making the world a safer place and reducing the cost of doing business. We specialize in data fusion and analytics, providing cloud-based, mission-critical analytics and information solutions to enterprises with use cases including fraud detection, risk mitigation, due diligence and marketing. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships.

Leveraging proprietary technology and applying machine learning and advanced analytical and decision-making capabilities, CORE provides compelling solutions to public and private sector organizations through intuitive, easy-to-use analytical applications. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, recovering debt, identifying fraud and abuse, and ensuring legislative compliance, to identifying and acquiring customers. With a massive data repository of approximately nine petabytes of public-record, proprietary and publicly-available data, as well as self-reported consumer information and behavioral signals, we transform data into intelligence for our customers to enable better data-driven decisioning.

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2019 and 2018, idiCORE had 5,064 and 3,627 billable customers and FOREWARN had 30,577 and 11,397 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue in the last month of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 65% and 58% of total revenue for the years ended December 31, 2019 and 2018, respectively.

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

On March 26, 2018, Fluent, Inc. (“Fluent”) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”). Upon the Spin-off, red violet owned Fluent subsidiaries that previously operated Fluent’s risk management business, and red violet became an independent public company. For periods prior to the Spin-off, the financial statements were prepared on a consolidated and combined basis because certain of the entities were under common control.

For the years ended December 31, 2019 and 2018, we had revenue of $30.3 million and $16.3 million, net loss of $11.1 million and $6.9 million, and adjusted EBITDA of $1.9 million and negative $4.3 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs, net, sales and use tax expense, insurance proceeds in relation to settled litigation, transition service income, and write-off of long-lived assets and others, as noted in the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our products and solutions today consists primarily of organizations within the risk management industry.

The big data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile and social media. International Data Corporation, a global provider of market intelligence and advisory services, estimates that worldwide revenue for big data and business analytics services is expected to reach $274.3 billion in the year 2022, representing a compound annual growth rate (“CAGR”) of 13.2% from 2018 through 2022. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and address their mission-critical business functions. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk management and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarkets, the risk analytics market is projected to grow to $45.9 billion by 2024, representing CAGR of 14.8% from 2019 through 2024, with North America estimated to hold the largest market share in the risk analytics market. Data fusion analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, legislative compliance and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment and mitigation of counterparty risk.

Key Challenges Facing our Customers

We believe our products and solutions address the challenges that the industry faces today, which include:

Actionable Insights Through A Single Platform— As the velocity and volume of data continues to grow exponentially, enterprises have become overwhelmed with data and their inability to glean actionable insights from such data to derive successful business decisions in real-time. Customers demand full-suite, turn-key solutions that are agile, flexible, and available on-demand in order to gain the speed, scale and insight necessary to drive their business models. As the breadth and depth of data increases, providers will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics components necessary to function across multiple channels. The continued digitization of human interactions, and the corresponding availability of the data resulting therefrom, is driving demand for data capture, management and analysis software. As a result, customers are looking for flexible and efficient solutions to fuse disparate sets of not only transactional data but also demographic, ethnographic and behavioral data as well, in order to provide insights that are truly actionable.

Cost and Performance Pressures—As our customers face constant cost pressures, they need to continually improve the value they receive from their information solutions. Whether it is identity verification, managing risk, skip tracing or regulatory compliance, customers are increasingly more sophisticated, requiring enhanced performance that provides fast, accurate, and cost-effective solutions to satisfy their business objectives. Improving performance can mean delivering the right data at the right time, or providing the most intuitive information as rapidly as possible to capitalize on opportunities or reduce risk. Superior data fusion with unique data sources delivers customers an advantage as they cope with these pressures.

Delivering Solutions for Complex Problems Using Scalable Data Analytics—The larger and more complex a data repository, the more difficult it is to provide sustained levels of performance and insight. The highly-fragmented nature of data across multiple mediums, proliferation of data and lack of robust technology limits the ability to aggregate actionable information into a comprehensive view. There is an inherent need for information solutions that allow businesses to leverage data that provides actionable intelligence to support fraud detection and prevention, investigations, due diligence, identity verification, and legislative compliance in a more efficient manner.

Our Competitive Strengths

We believe our leading-edge technology platform, massive database of consumer profiles, and dynamic and intuitive solutions deliver superior capabilities to our customers. Our solutions enable our customers to make more informed inquiries regarding their challenges and better decisions to solve their most complex problems. We believe the following competitive strengths will continue to deliver an unrivaled value proposition that further drives our differentiation:

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

Massive Database of Holistic Consumer Profiles—Data is the lifeblood of our technology platform. We leverage our CORE platform to build massive proprietary datasets and apply analytics in real-time to provide actionable insights. Our data is compiled from a myriad of online and offline sources, both structured and unstructured, including public record, publicly-available, proprietary, and self-reported data. Public record data includes personally identifiable information, as well as property, identity, bankruptcy, lien, judgment, automotive, phone and other information aggregated from companies specializing in data aggregation, public record repositories, and publicly-available sources. Proprietary data includes holistic consumer profiles combined with data internally generated by proprietary algorithms and analytic processes. Through next-generation technology and proprietary algorithms, we efficiently ingest these datasets, structure them into normalized form, and utilize the process of data fusion to resolve unique identities so as to create an actionable, real-time view of the data for various use cases, delivering greater intelligence to our customers and enhancing their decision-making capabilities across all markets and industries.

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

During the years ended December 31, 2019 and 2018, one individual customer accounted for 15% and 11% of total revenue, respectively.

As of December 31, 2019 and 2018, no individual customer accounted for more than 10% of the Company’s accounts receivable.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public record repositories. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for 40% of our total data acquisition costs for the year ended December 31, 2019 compared to 46% for the year ended December 31, 2018. The initial term of the agreement, as amended, with this supplier ends April 30, 2022, and continues thereafter on a month-to-month basis unless and until either party provides the other with a minimum of 30 days’ written notice of termination. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 150 days’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. The remaining minimum purchase commitments through the end of the initial term is $10.4 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

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

Our Employees

We employ 107 full-time employees and one part-time employee as of December 31, 2019. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the big data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2019 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2019 Form 10-K and is not incorporated by reference in this 2019 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Interim Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 48, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the Spin-off from cogint. Mr. Dubner was appointed as Interim Chairman of our board of directors in September 2018. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as our Co-Chief Executive Officer from March 2015 until March 2016, when he was appointed cogint’s Chief Executive Officer. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 45, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 30, 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 41, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over a decade of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an Independent Director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS, after it acquired substantially all of the assets of TLO, through a 363 sale process in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 48, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2019 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Risks Relating to Our Business

We have a history of losses which makes our future results uncertain.

Since inception, we have incurred operating losses. We need to generate greater revenue from the sale of our products and services if we are to achieve and sustain profitability. If we are unable to generate greater revenue, we may not be able to achieve profitability or continue to generate positive cash flow from operations in the future.

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

Currently, public concern is high with regard to the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to provide consumers with greater transparency and control over their personal data. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to certain businesses that collect personal information from California residents and establishes several consumer rights, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. While the CCPA includes specific exemptions for practices and activities regulated by GLBA or DPPA, including certain of our products, it requires, among other things, new disclosures to California consumers and affords consumers new abilities to opt out of certain disclosures of personal information in other portions of our business that are not regulated by GLBA or DPPA. Implementing regulations from the Attorney General that may clarify the CCPA are not due until July 1, 2020 and additional amendments to the CCPA may be signed into law before then. The U.S. Congress may also pass a law to preempt all or part of the CCPA.

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

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from customers, strategic partners and various government and public record repositories. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations.

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

We may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

•	the breadth and complexity of our operations and the high volume of transactions that we process;
•	the large number of customers, counterparties and third-party service providers with which we do business;
•	the proliferation and increasing sophistication of cyberattacks; and
•	the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

The extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, federal and state laws provide for 50 disparate data breach notification regimes, all of which we may be subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders and may discourage lawsuits with respect to such claims.

Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought against or on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, (iv) any action as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery in the State of Delaware, or (v) any action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Court of Chancery in the State of Delaware (or, only if the Court of Chancery in the State of Delaware declines to accept jurisdiction over a particular matter, any state or federal court located within the State of Delaware). However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits.

Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees and may discourage lawsuits with respect to such claims.

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19) in the United States, this public health concern, if prolonged, could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Since the Spin-off and through December 31, 2019, we issued an aggregate of 710,299 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). Also, as of December 31, 2019, 12,250 shares underlying awards made under the 2018 Plan have vested but have not been delivered, and an additional 2,237,827 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2022. Pursuant to the 2018 Plan, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition. Pursuant to the potential plans, our board of directors may grant stock options, RSUs, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2019, officers and directors of the Company owned 6% of our common stock (13% on a fully diluted basis). In addition, two other significant stockholders of the Company owned 39% of our common stock (35% on a fully diluted basis). As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Although we expect that we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2019, we issued an aggregate of 681,000 shares of our common stock in connection with a registered direct offering. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where we lease 21,020 rentable square feet of office space in accordance with an 89-month lease agreement as amended and effective in January 2017. Our Seattle office is located at 1111 Third Avenue, Seattle, Washington 98101, where we lease 6,003 rentable square feet of office space in accordance with a 90-month lease agreement entered into in April 2017.

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

As of March 9, 2020, there were 11,590,015 shares of our common stock issued and outstanding. As of March 9, 2020, there were 40 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2019 Form 10-K”). This 2019 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2019 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We specialize in data fusion and analytics, providing cloud-based, mission-critical solutions to enterprises with use cases including fraud detection, risk mitigation, due diligence and marketing. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships.

Leveraging proprietary technology and applying machine learning and advanced analytical and decision-making capabilities, CORE provides compelling solutions to public and private sector organizations through intuitive, easy-to-use analytical applications. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, recovering debt, identifying fraud and abuse, and ensuring legislative compliance, to identifying and acquiring customers. With a massive data repository of approximately nine petabytes of public-record, proprietary and publicly-available data, as well as self-reported consumer information and behavioral signals, we transform data into intelligence for our customers to enable better data-driven decisioning.

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2019 and 2018, idiCORE had 5,064 and 3,627 billable customers and FOREWARN had 30,577 and 11,397 users, respectively.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 65% and 58% of total revenue for the years ended December 31, 2019 and 2018, respectively.

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

In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We are building out our sales organization to drive current products and to introduce new products into the market place. We will incur increased compensation expenses relating to our sales and marketing, executive and administrative, product development and infrastructure-related personnel as we increase headcount in the next 12 months.

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

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. The Company’s revenue is recorded net of applicable sales taxes billed to customers.

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

For the years ended December 31, 2019 and 2018, 65% and 58% of total revenue was attributable to customers with pricing contracts, respectively, versus 35% and 42% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2019 and 2018, the balance of deferred revenue was $128 and $26, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2018, $26 was recognized into revenue during the year ended December 31, 2019.

As of December 31, 2019, $2,929 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months. $1,820 of revenue will be recognized in 2020, $1,106 in 2021, and $3 in 2022. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.04 million and $0.1 million as of December 31, 2019 and 2018, respectively.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2019 and 2018, we had a valuation allowance of $5.1 million and $2.3 million, respectively. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

In accordance with ASC 350-40, “Software — internal use software,” we capitalize eligible costs, including salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Goodwill

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

On October 1, 2019 and 2018, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We concluded that goodwill was not impaired as of December 31, 2019 and 2018.

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

We concluded there was no impairment as of December 31, 2019 and 2018.

Share-based compensation

We account for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service condition, recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method.

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

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2019, we have deemed the achievement of the performance-based criteria to be probable for all share-based awards with performance-based vesting criteria.

We apply ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (s) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018:

•	Total revenue increased 92% to $9.1 million.
•

Net loss was $4.9 million (including share-based compensation expense of $4.6 million, which includes a one-time $2.3 million) as compared to $2.0 million (including share-based compensation expense of $0.3 million).

•	Adjusted EBITDA was $0.8 million as compared to a negative $1.0 million.
•	Gross profit increased 155% to $4.9 million. Gross margin increased to 54% from 41%.
•	Adjusted gross profit increased 134% to $5.6 million. Adjusted gross margin increased to 62% from 51%.

Full Year Financial Results

For the year ended December 31, 2019 as compared to the year ended December 31, 2018:

•	Total revenue increased 86% to $30.3 million.
•	Net loss was $11.1 million (including share-based compensation expense of $9.9 million) as compared to $6.9 million (including share-based compensation expense of $0.7 million).
•	Adjusted EBITDA was $1.9 million as compared to a negative $4.3 million.
•	Gross profit increased 159% to $15.4 million. Gross margin increased to 51% from 36%.
•	Adjusted gross profit increased 135% to $18.0 million. Adjusted gross margin increased to 60% from 47%.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs, net, sales and use tax expense, insurance proceeds in relation to settled litigation, transition service income, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2019	2018	2019	2018
Net loss	$(4,856)	$(2,038)	$(11,076)	$(6,868)
Interest income, net	(13)	(53)	(136)	(84)
Depreciation and amortization	840	559	2,889	1,996
Share-based compensation expense	4,623	277	9,913	709
Litigation costs, net	-	248	54	382
Sales and use tax expense	205	-	205	-
Insurance proceeds in relation to settled litigation	-	-	-	(350)
Transition service income	-	(4)	-	(218)
Write-off of long-lived assets and others	3	-	44	92
Adjusted EBITDA	$802	$(1,011)	$1,893	$(4,341)

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2019	2018	2019	2018
Revenue	$9,050	$4,708	$30,286	$16,302
Cost of revenue (exclusive of depreciation and amortization)	3,414	2,304	12,257	8,638
Depreciation and amortization of intangible assets	777	495	2,637	1,730
Gross profit	4,859	1,909	15,392	5,934
Depreciation and amortization of intangible assets	777	495	2,637	1,730
Adjusted gross profit	$5,636	$2,404	$18,029	$7,664

Gross margin	54%	41%	51%	36%
Adjusted gross margin	62%	51%	60%	47%

In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present non-GAAP measures of adjusted EBITDA, adjusted gross profit and adjusted gross margin as supplemental measures of our operating performance. We believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance and operating strength of our business.

We believe adjusted EBITDA, adjusted gross profit and adjusted gross margin are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue.

Adjusted EBITDA, adjusted gross profit and adjusted gross margin are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, financial measures presented in accordance with GAAP. The way we measure adjusted EBITDA, adjusted gross profit and adjusted gross margin may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenue. Revenue increased $14.0 million or 86% to $30.3 million for the year ended December 31, 2019 from $16.3 million for the year ended December 31, 2018. This increase was driven by strong growth in volume from onboarding of new customers and usage from existing customers. Revenue from new customers increased $1.8 million or 52%, base revenue from existing customers increased $9.9 million or 94%, and growth revenue from existing customers increased $2.3 million or 100% for the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively. Our idiCORE billable customer base grew from 3,627 customers as of December 31, 2018 to 5,064 customers as of December 31, 2019. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $3.7 million or 42% to $12.3 million for the year ended December 31, 2019 from $8.6 million for the year ended December 31, 2018. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 40% of our total data acquisition costs for the year ended December 31, 2019 compared to approximately 46% for the year ended December 31, 2018. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 40% for the year ended December 31, 2019 from 53% for the year ended December 31, 2018. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $2.7 million or 58% to $7.5 million for the year ended December 31, 2019 from $4.8 million for the year ended December 31, 2018. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the year ended December 31, 2019 was primarily attributable to the $1.9 million increase in salaries and benefits, as we continue to invest in the expansion of our sales organization, and sales commissions from increased revenue. In addition, $0.6 million of the total increase was attributable to an increase in share-based compensation expense and provision for bad debts.

General and administrative expenses. General and administrative expenses increased $10.4 million or 124% to $18.8 million for the year ended December 31, 2019 from $8.4 million for the year ended December 31, 2018. The increase during the year ended December 31, 2019 was primarily attributable to the $8.9 million increase in share-based compensation expense. The increase in share-based compensation expense was as a result of achieving certain performance-based milestones in the second quarter of 2019 and certain new grants issued after the second quarter of 2019, as outlined in Note 11, “Share-based compensation,” included in “Notes to Consolidated Financial Statements.”

For the years ended December 31, 2019 and 2018, our general and administrative expenses consisted primarily of employee salaries and benefits of $4.7 million and $3.3 million, share-based compensation expense of $9.5 million (including a one-time $2.2 million as a result of achieving certain performance-based milestones) and $0.6 million, and professional fees of $2.6 million and $2.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.9 million or 45% to $2.9 million for the year ended December 31, 2019 from $2.0 million for the year ended December 31, 2018. The increase in depreciation and amortization for the year ended December 31, 2019 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2018.

Other income, net. There was no other income, net, for the year ended December 31, 2019. For the year ended December 31, 2018, other income, net, consisted primarily of transition service income of $0.2 million and the insurance proceeds of $0.4 million in relation to previously settled litigation.

Loss before income taxes. We had a loss before income taxes of $11.1 million for the year ended December 31, 2019 as compared to $6.9 million for the year ended December 31, 2018. The increase in loss before income taxes was primarily attributable to the increase in noncash share-based compensation expense of $9.2 million ($2.2 million of which is one-time), salaries and benefits and sales commission of $3.3 million, and depreciation and amortization of $0.9 million, which was partially offset by the increase in revenue and the decrease in our cost of revenue as a percentage of revenue.

Income taxes. Income tax expense of $0 was recognized for the years ended December 31, 2019 and 2018. A full valuation allowance on the deferred tax assets was recognized as of December 31, 2019 and 2018. See Note 9, “Income Taxes,” included in “Notes to Consolidated Financial Statements,” for details.

Net loss. A net loss of $11.1 million was recognized for the year ended December 31, 2019 as compared to $6.9 million for the year ended December 31, 2018, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the year ended December 31, 2019, net cash provided by operating activities was $1.6 million, primarily the result of the net loss of $11.1 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and noncash lease expenses) totaling $13.8 million, and the cash used as a result of changes in assets and liabilities of $1.1 million, primarily the result of the increase in accounts receivable, following the increase in revenue. For the year ended December 31, 2018, net cash used in operating activities was $8.1 million, primarily the result of the net loss of $6.9 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and allocation of expenses from Fluent, Inc.) totaling $3.4 million, and the cash used as a result of changes in assets and liabilities of $4.6 million, primarily the result of the increase in accounts receivable and the decrease in accrued expenses and other current liabilities.

Cash flows used in investing activities. Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $6.0 million, primarily as a result of capitalized costs included in intangible assets of $5.9 million in each of the corresponding periods.

Cash flows provided by financing activities. Net cash provided by financing activities for the year ended December 31, 2019 was $6.2 million as a result of $7.4 million raised through a registered direct offering in August 2019, which was partially offset by the taxes paid related to net share settlement of vesting of restricted stock units of $1.3 million. Net cash provided by financing activities for the year ended December 31, 2018 was $23.9 million (inclusive of the $20.0 million cash contribution by Fluent to red violet upon the Spin-off) as a result of capital contributed by Fluent.

As of December 31, 2019, we had material commitments under certain data licensing agreements of $14.8 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $11.1 million and $6.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had a total shareholders’ equity balance of $42.1 million.

As of December 31, 2019, we had cash and cash equivalents of approximately $11.8 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, including the net proceeds of $7.4 million through the registered direct offering in August 2019, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. Subject to revenue growth, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional equity or debt financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, or even continue our operations.

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

FORWARD-LOOKING STATEMENTS

This 2019 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•	We have a history of losses which makes our future results uncertain.
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
•

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders and may discourage lawsuits with respect to such claims.

•	We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).
•	Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
•	Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect on your investment.

•	The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company maintained effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of December 31, 2019, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.					X
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2	Amended and Restated Tax Matters Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.3	February 28, 2018
10.3	Employee Matters Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	10.4	February 28, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.5+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.6+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.7+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.8	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.9+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	August 8, 2018
10.10+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.11+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.12	Securities Purchase Agreement, dated as of August 28, 2019.	8-K	0001-38407	10.1	August 28, 2019
10.13+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.					X
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

March 12, 2020		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Interim Chairman	March 12, 2020
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 12, 2020
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ Steven D. Rubin	Director	March 12, 2020
Steven D. Rubin

/s/ Peter Benz	Director	March 12, 2020
Peter Benz

/s/ Robert Swayman	Director	March 12, 2020
Robert Swayman

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity and member’s capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standard Update No. 2016-02 “Leases (Topic 842).”

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

Fort Lauderdale, Florida

March 12, 2020

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$11,776	$9,950
Accounts receivable, net of allowance for doubtful accounts of $40 and $77 as of December 31, 2019 and 2018, respectively	3,543	2,265
Prepaid expenses and other current assets	722	934
Total current assets	16,041	13,149
Property and equipment, net	660	852
Intangible assets, net	24,034	19,971
Goodwill	5,227	5,227
Right-of-use assets	2,620	-
Other noncurrent assets	289	628
Total assets	$48,871	$39,827
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,138	$2,246
Accrued expenses and other current liabilities	1,571	1,277
Current portion of operating lease liabilities	491	-
Deferred revenue	128	26
Total current liabilities	4,328	3,549
Noncurrent operating lease liabilities	2,459	-
Total liabilities	6,787	3,549
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2019 and December 31, 2018	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 11,657,912 and 10,266,613 shares issued, 11,554,765 and 10,266,613 shares outstanding, as of December 31, 2019 and 2018	12	10
Treasury stock, at cost, 103,147 and 0 shares as of December 31, 2019 and 2018	(1,255)	-
Additional paid-in capital	59,187	41,052
Accumulated deficit	(15,860)	(4,784)
Total shareholders' equity	42,084	36,278
Total liabilities and shareholders' equity	$48,871	$39,827

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2019	2018
Revenue	$30,286	$16,302
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	12,257	8,638
Sales and marketing expenses	7,528	4,754
General and administrative expenses	18,824	8,405
Depreciation and amortization	2,889	1,996
Total costs and expenses	41,498	23,793
Loss from operations	(11,212)	(7,491)
Interest income, net	136	84
Other income, net	-	539
Loss before income taxes	(11,076)	(6,868)
Income taxes	-	-
Net loss	$(11,076)	$(6,868)
Loss per share:
Basic and diluted	$(1.03)	$(0.67)
Weighted average number of shares outstanding:
Basic and diluted	10,762,881	10,266,613

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND MEMBER’S CAPITAL

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated	Member's
	Shares	Amount	Shares	Amount	capital	deficit	capital	Total
Balance at December 31, 2017	1,000	$-	-	$-	$-	$-	$17,736	$17,736
Contribution by Fluent, Inc., including allocation of expenses	-	-	-	-	-	-	24,264	24,264
Share-based compensation	-	-	-	-	800	-	346	1,146
Net loss	-	-	-	-	-	(4,784)	(2,084)	(6,868)
Spin-off from Fluent, Inc.	10,265,613	10	-	-	40,252	-	(40,262)	-
Balance at December 31, 2018	10,266,613	$10	-	$-	$41,052	$(4,784)	$-	$36,278
Vesting of restricted stock units	710,299	1	-	-	(1)	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(103,147)	(1,255)	-	-	-	(1,255)
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $55	681,000	1	-	-	7,435	-	-	7,436
Share-based compensation	-	-	-	-	10,701	-	-	10,701
Net loss	-	-	-	-	-	(11,076)	-	(11,076)
Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$-	$42,084

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,076)	$(6,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,889	1,996
Share-based compensation expense	9,913	709
Write-off of long-lived assets	30	63
Provision for bad debts	582	294
Allocation of expenses from Fluent, Inc.	-	325
Noncash lease expenses	422	-
Changes in assets and liabilities:
Accounts receivable	(1,860)	(909)
Prepaid expenses and other current assets	212	(375)
Other noncurrent assets	339	552
Accounts payable	(108)	(332)
Accrued expenses and other current liabilities	639	(3,501)
Deferred revenue	102	(7)
Operating lease liabilities	(437)	-
Net cash provided by (used in) operating activities	1,647	(8,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90)	(90)
Capitalized costs included in intangible assets	(5,912)	(5,911)
Net cash used in investing activities	(6,002)	(6,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed by Fluent, Inc.	-	23,939
Proceeds from issuance of shares, net of issuance costs	7,436	-
Taxes paid related to net share settlement of vesting of restricted stock units	(1,255)	-
Net cash provided by financing activities	6,181	23,939
Net increase in cash and cash equivalents	$1,826	$9,885
Cash and cash equivalents at beginning of period	9,950	65
Cash and cash equivalents at end of period	$11,776	$9,950
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$788	$437
Right-of-use assets obtained in exchange of operating lease liabilities	$3,042	$-
Operating lease liabilities arising from obtaining right-of-use assets	$3,387	$-

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities and organization

(a) Principal activities

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is a software and services company specializing in data fusion and analytics, providing cloud-based mission-critical analytics and information solutions to enterprises with use cases including fraud detection, risk mitigation, due diligence and marketing. Our mission is to transform data into intelligence utilizing our proprietary technology platform to solve complex problems for our clients. Harnessing the power of data fusion and powerful analytics, we transform data into intelligence, in a fast and efficient manner, so that our clients can spend their time on what matters most -- running their organizations with confidence. Through our intelligent platform, CORETM, we uncover the relevance of disparate data points utilizing our analytical capabilities to provide real-time and insightful views of people, businesses, assets and their interrelationships. We empower clients across markets and industries to better execute all aspects of their business, from managing risk, identifying fraud and abuse, and ensuring legislative compliance, to debt recovery.

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

The Company reported a net loss of $11,076 and $6,868 for the years ended December 31, 2019 and 2018, respectively. Net cash provided by operating activities was $1,647 for the year ended December 31, 2019 as compared to net cash used in operating activities of $8,053 for the year ended December 31, 2018. As of December 31, 2019, the Company had an accumulated deficit of $15,860.

As of December 31, 2019, the Company had available cash and cash equivalents of $11,776, an increase of $1,826 from $9,950 as of December 31, 2018. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months.

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

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $11,776 and $9,950 as of December 31, 2019 and 2018, respectively.

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

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $40 and $77 as of December 31, 2019 and 2018, respectively.

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

In accordance with ASC 350-40, “Software — Internal use software,” the Company capitalizes eligible costs, including salaries and staff benefits, share-based compensation expense, travel expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2019 and 2018, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. Should an impairment exist, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

The measurement date of our annual goodwill impairment test is October 1. On October 1, 2019 and 2018, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company concluded that goodwill was not impaired as of December 31, 2019 and 2018.

For purposes of reviewing impairment and the recoverability of goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values, including market multiples, discount rates, etc.

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

We concluded there was no impairment as of December 31, 2019 and 2018.

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

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. The Company’s revenue is recorded net of applicable sales taxes billed to customers.

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

For the years ended December 31, 2019 and 2018, 65% and 58% of total revenue was attributable to customers with pricing contracts, respectively, versus 35% and 42% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2019 and 2018, the balance of deferred revenue was $128 and $26, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2018, $26 was recognized into revenue during the year ended December 31, 2019.

As of December 31, 2019, $2,929 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months. $1,820 of revenue will be recognized in 2020, $1,106 in 2021, and $3 in 2022. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $108 and $198 for the years ended December 31, 2019 and 2018, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service condition, recognize the costs on a straight-line basis over the requisite service period for the entire award the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method.

The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future.

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2019, the Company has deemed the achievement of the performance-based criteria to be probable for all share-based awards with performance-based vesting criteria.

The Company applies ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

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

(r) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2019 and 2018, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the years ended December 31, 2019 and 2018, one individual customer accounted for 15% and 11% of the total revenue, respectively.

As of December 31, 2019 and 2018, there was no individual customer that accounted for more than 10% of the Company’s accounts receivable, net.

Concentration of suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records repositories. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for approximately 40% of our total data acquisition costs for the year ended December 31, 2019, compared to approximately 46% for the year ended December 31, 2018. The initial term of the agreement, as amended, with this supplier ends April 30, 2022, and continues thereafter on a month-to-month basis unless and until either party provides the other with a minimum of 30 days’ written notice of termination. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 150 days’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. The remaining minimum purchase commitments through the end of the initial term is $10.4 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

As of December 31, 2019 and 2018, among data suppliers, one data supplier accounted for 43% and 42% of the Company’s total accounts payable, respectively.

(s) Recently issued accounting standards

As an emerging growth company, the Company has left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Exchange Act, however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

In February 2016, Financial Accounting Standard Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2016-02 (“ASU 2016-02”), “Leases (Topic 842),” which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. In July 2018, FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” Topic 842 is effective for public entities and private entities in the first quarter of 2019 and the first quarter of 2020, respectively, on a modified retrospective basis. The Company adopted Topic 842 in the first quarter of 2019. The Company recorded a right-of-use asset and a total operating lease obligation on its consolidated balance sheet of approximately $3.0 million and $3.4 million, respectively, upon the adoption. Refer to Note 13, Leases, for further details.

In June 2016, FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will become effective for public companies beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. Based on our preliminary evaluation, the Company does not expect this guidance will have a material impact on its consolidated financial statements and related disclosures.

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

3. Loss per share

For the years ended December 31, 2019 and 2018, the basic and diluted loss per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2019	2018
Numerator:
Net loss	$(11,076)	$(6,868)
Denominator:
Weighted average shares outstanding - Basic and diluted (1)	10,762,881	10,266,613
Loss per share:
Basic and diluted:	$(1.03)	$(0.67)

(1)

Prior to the Spin-off, the financial information of red violet represented the consolidated and combined figures of red violet and its subsidiaries. red violet only had 1,000 shares of common stock outstanding, all of which Fluent owned. On March 26, 2018, upon the Spin-off of red violet, an aggregate of 10,266,613 shares of red violet common stock were distributed to Fluent stockholders and certain warrant holders. This number of shares remained outstanding at December 31, 2018, and it is utilized to calculate the basic and diluted loss per share for the year ended December 31, 2018.

A total of 2,237,827 unvested restricted stock units (“RSUs”) and 12,250 RSUs that were vested but not delivered have been excluded from the diluted loss per share for the year ended December 31, 2019, and 2,121,000 unvested RSUs have been excluded from the diluted loss per share calculation for the year ended December 31, 2018, as the impact is anti-dilutive.

4. Accounts receivable, net

Accounts receivable, net consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Accounts receivable	$3,583	$2,342
Less: Allowance for doubtful accounts	(40)	(77)
Total accounts receivable, net	$3,543	$2,265

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2019	2018
Beginning balance	$77	$228
Charges to expenses	582	294
Write-offs	(619)	(445)
Ending balance	$40	$77

Provision for bad debts of $582 and $294 was provided for the years ended December 31, 2019 and 2018, respectively.

5. Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Computer and network equipment	$749	$680
Furniture, fixtures and office equipment	708	803
Leasehold improvements	53	53
Total cost	1,510	1,536
Less: Accumulated depreciation	(850)	(684)
Property and equipment, net	$660	$852

Depreciation of property and equipment of $252 and $266 was recorded for the years ended December 31, 2019 and 2018, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2019			December 31, 2018
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$29,690	$(5,656)	$24,034	$22,990	$(3,019)	$19,971

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $2,637 and $1,730 were included in depreciation and amortization expense for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, intangible assets of $3,479, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $6,700 and $6,348 during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, estimated amortization expenses related to the Company’s intangible assets for 2020 through 2025 and thereafter are as follows:

(In thousands)
Year	December 31, 2019
2020	$3,729
2021	3,898
2022	3,896
2023	3,820
2024	3,180
2025 and thereafter	5,511
Total	$24,034

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Employees compensation expenses	$877	$284
Accrued data acquisition costs	142	273
Sales tax payable	447	-
Deferred rent	-	345
Litigation settlement payable	-	175
Miscellaneous expenses payable	105	200
Total	$1,571	$1,277

8. Other income, net

For the year ended December 31, 2018, other income, net consisted primarily of transition service income of $218 and the insurance proceeds of $350 in relation to previously settled litigation.

9. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on loss before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Current
Federal and state	$-	$-
Deferred
Federal	(2,449)	7,979
State	(359)	1,543
Valuation allowance	2,808	(9,522)
	-	-
Provision for income tax	$-	$-

The Company’s effective income tax benefit differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2019 and 2018. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2019		2018
Tax on loss before income taxes	$(2,326)	21%	$(1,442)	21.0%
Effect of state taxes (net of federal tax benefit)	(359)	3%	1,543	-22.5%
Excess tax benefit from share-based compensation	(672)	6%	-	-
Nondeductible executive compensation	669	-6%	-	-
Other permanent differences	(120)	1%	11	-0.2%
Effect of the Spin-off from Fluent	-	-	9,410	-137.0%
Valuation allowance	2,808	-25%	(9,522)	138.7%
Income tax benefit	$-	0.0%	$-	0.0%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$6,711	$3,836
Share-based compensation	1,135	128
Accounts receivable	10	18
Accrued expenses and other current liabilities	114	128
	7,970	4,110
Valuation allowance	(5,126)	(2,318)
	2,844	1,792
Deferred tax liabilities:
Intangible assets	2,724	1,660
Property and equipment	120	132
	2,844	1,792
Net deferred income tax	$-	$-

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $27,886 and $18,729, respectively, which begin to expire in 2034, except that $20,342 of federal net operating loss carryforwards incurred in 2018 and 2019 could be carried forward indefinitely. The Company’s net operating losses are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a valuation allowance of $5,126 and $2,318 was necessary as of December 31, 2019 and 2018, respectively, to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in the valuation allowance was an increase of $2,808 for the year ended December 31, 2019 and a reduction of $9,522 for the year ended December 31, 2018. The decrease in the valuation allowance in 2018 is due to the decrease in net operating loss carryforwards as a result of the net operating loss carryforward that stayed with Fluent upon the Spin-off.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since 2016 remain open for tax examinations.

The Company does not have any unrecognized tax benefits as of December 31, 2019 and 2018.

10. Common stock and preferred stock

Common stock

As of December 31, 2019 and 2018, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 11,657,912 and 10,266,613 shares of common stock were issued, respectively, which included shares of treasury stock of 103,147 and 0, respectively.

On March 26, 2018, Fluent completed the Spin-off of its risk management business from its digital marketing business by way of a distribution of all the shares of common stock of red violet to Fluent’s stockholders of record as of March 19, 2018, the Record Date, and certain warrant holders, which resulted in a distribution of a total of 10,266,613 shares of red violet common stock.

During the year ended December 31, 2019, the change in the number of issued shares of common stock was due to the following issuance:

•

An aggregate of 710,299 shares of common stock were issued as a result of the vesting of RSUs, of which, 103,147 shares of common stock were withheld to pay withholding taxes upon such vesting, which are reflected in treasury stock.

•

An aggregate of 681,000 shares of common stock, with an issuance price of $11.00 per share, were issued in a registered direct offering to certain investors, pursuant to a securities purchase agreement entered into on August 28, 2019. Net proceeds of $7,436 were received in August 2019.

Treasury stock

As of December 31, 2019, the Company held 103,147 shares of treasury stock, with a cost of $1,255. There was no treasury stock as of December 31, 2018. This increase in treasury stock was due to shares withheld to pay withholding taxes upon the vesting of RSUs.

Preferred stock

As of December 31, 2019 and 2018, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

11. Share-based compensation

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

As of December 31, 2019, there were 39,624 shares of common stock available for future issuance under the 2018 Plan.

Details of unvested RSUs activity during the years ended December 31, 2018 and 2019 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2017	-	$-
Granted (1)	2,145,500	$7.65
Forfeited	(24,500)	$7.53
Unvested as of December 31, 2018	2,121,000	$7.65
Granted (1)(2)	917,500	$10.67
Vested and delivered	(607,152)	$7.62
Withheld as treasury stock (3)	(103,147)	$7.75
Vested not delivered	(12,250)	$6.13
Forfeited	(78,124)	$8.26
Unvested as of December 31, 2019	2,237,827	$8.88

(1)

On September 5, 2018 and January 16, 2019, the Company granted an aggregate of 1,487,500 RSUs (included in “Granted” during the year ended December 31, 2018 above) and 90,000 RSUs (included in “Granted” during the year ended December 31, 2019 above), respectively, subject to both time- and performance-based requirements, to certain of its employees and directors, at a grant date fair value of $7.69 per share and $7.25 per share, respectively, with a three-year vesting period. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met (collectively, the “2018 Performance Criteria”). Provided the 2018 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2018 Performance Criteria have not been met. As of June 30, 2019, the Company determined that the 2018 Performance Criteria were met and expects to issue shares underlying the RSUs in accordance with the continuing time-based vesting requirement.

As a result of meeting the 2018 Performance Criteria as of June 30, 2019, the Company recognized a total of $7,724 of share-based compensation expense relating to RSUs with the 2018 Performance Criteria for the year ended December 31, 2019. Of the $7,724 recognized, $2,174 represented a catch-up of unamortized expense from September 5, 2018 through December 31, 2018, which was not recognized in prior periods because the Company determined at each period end that it was not probable that the 2018 Performance Criteria would be met.

(2)

On August 28, 2019 and October 28, 2019, the Company granted an aggregate of 681,000 RSUs, subject to both time- and performance-based requirements, to certain employees, at a grant date fair value of $11.42 per share and $16.42 per share, respectively, with time vesting periods of either three or four years. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of (a) $10.0 million for such fiscal quarter and positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 256,000 RSUs, and (b) $12.5 million for such fiscal quarter and positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 425,000 RSUs, and (ii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria is met (collectively, the “2019 Performance Criteria”). Provided the respective 2019 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2019 Performance Criteria have not been met. As of the respective grant dates, the Company determined that it is probable that the 2019 Performance Criteria will be met and therefore, began to record the related amortization expense on the grant dates. The Company recognized a total of $1,345 of share-based compensation expense relating to RSUs with the 2019 Performance Criteria for the year ended December 31, 2019.

(3)	The increase in treasury stock was due to shares withheld to pay statutory taxes upon the vesting of RSUs during the year ended December 31, 2019. Refer to Note 10 for details.

As of December 31, 2019, unrecognized share-based compensation expense associated with the granted RSUs amounted to $15,496, which is expected to be recognized over a weighted average period of 2.3 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2019	2018
Sales and marketing expenses	$454	$158
General and administrative expenses	9,459	551
Share-based compensation expense	9,913	709
Capitalized in intangible assets	788	437
Total	$10,701	$1,146

The amounts recorded during the year ended December 31, 2018 included an allocation of share-based compensation related to the share-based awards granted by Fluent to Company employees or non-employees prior to the Spin-off.

12. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into an executive chairman services agreement with Mr. Michael Brauser, the then Executive Chairman of the Company, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then current term. Mr. Brauser continues to provide services as a consultant under the Services Agreement after his resignation as Executive Chairman and as a member of the board of directors effective on September 9, 2018. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $360 and $180 during the years ended December 31, 2019 and 2018, respectively. Mr. Brauser was also awarded additional cash compensation of $150 as bonus for the year ended December 31, 2019. In addition, amortization of share-based compensation expense of $1,801 in relation to the RSUs with the 2018 Performance Criteria previously granted to Mr. Brauser was recognized for the year ended December 31, 2019.

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

13. Leases

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

For the year ended December 31, 2019, a summary of the Company’s lease information is shown below:

Year Ended
(In thousands)	December 31, 2019
Lease cost:
Operating lease costs	$672
Other information:
Cash paid for operating leases	$687
Right-of-use assets obtained in exchange for operating lease liabilities	$3,042
Weighted average discount rate for operating leases (1)	8.0%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of December 31, 2019, the weighted average remaining operating lease term was 4.8 years.

As of December 31, 2019, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2019
2020	$705
2021	724
2022	743
2023	765
2024	542
2025 and thereafter	77
Total maturities	$3,556
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$491
Noncurrent operating lease liabilities	2,459
Total operating lease liabilities	$2,950
Difference between the maturities and the present value of operating lease liabilities	$606

14. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $7,507 and $5,550 for the years ended December 31, 2019 and 2018, respectively, under certain data licensing agreements. As of December 31, 2019, future material capital commitments under certain data licensing agreements were $14,773, shown as follows:

(In thousands)
Year	December 31, 2019
2020	$7,506
2021	5,615
2022	1,652
Total	$14,773

(b) Employment agreements

We have employment agreements with certain executives, mainly including our Chief Executive Officer, President, Chief Financial Officer and Chief Information Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(c) Contingency

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

On June 21, 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al, overturned prior law which required physical presence for nexus and endorsed economic nexus as a basis for South Dakota to require online merchants to collect and remit sales taxes, even if the business does not have an in-state physical presence (the "Wayfair Decision"). As of December 31, 2019, the vast majority of states have enacted or announced their own interpretation of the Wayfair Decision. The Company collects and remits sales tax in certain states as a result of the Wayfair Decision and as a result of its continued overall compliance and review practice related to its sales and use tax obligations. Resulting from the finalization and settlement of an open state sales and use tax audit, the Company accrued for a sales and use tax expense of $245 as of December 31, 2019. With this matter now closed, the Company does not expect any adverse decisions related to state sales and use tax that would result in any additional loss.

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