Form 10-Q
period 2020-03-31
Red Violet, Inc.
filed 2020-05-11
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020, the registrant had 11,598,015 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$11,454	$11,776
Accounts receivable, net of allowance for doubtful accounts of $19 and $40 as of March 31, 2020 and December 31, 2019, respectively	3,039	3,543
Prepaid expenses and other current assets	1,116	722
Total current assets	15,609	16,041
Property and equipment, net	616	660
Intangible assets, net	25,310	24,034
Goodwill	5,227	5,227
Right-of-use assets	2,509	2,620
Other noncurrent assets	226	289
Total assets	$49,497	$48,871
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,229	$2,138
Accrued expenses and other current liabilities	816	1,571
Current portion of operating lease liabilities	506	491
Deferred revenue	207	128
Total current liabilities	3,758	4,328
Noncurrent operating lease liabilities	2,327	2,459
Total liabilities	6,085	6,787
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2020 and December 31, 2019	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 11,693,162 and 11,657,912 shares issued, 11,590,015 and 11,554,765 shares outstanding, as of March 31, 2020 and December 31, 2019	12	12
Treasury stock, at cost, 103,147 shares as of March 31, 2020 and December 31, 2019	(1,255)	(1,255)
Additional paid-in capital	61,996	59,187
Accumulated deficit	(17,341)	(15,860)
Total shareholders' equity	43,412	42,084
Total liabilities and shareholders' equity	$49,497	$48,871

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$9,300	$5,734
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,292	2,669
Sales and marketing expenses	2,176	1,500
General and administrative expenses	4,434	2,365
Depreciation and amortization	910	618
Total costs and expenses	10,812	7,152
Loss from operations	(1,512)	(1,418)
Interest income, net	31	40
Loss before income taxes	(1,481)	(1,378)
Income taxes	-	-
Net loss	$(1,481)	$(1,378)
Loss per share:
Basic and diluted	$(0.13)	$(0.13)
Weighted average number of shares outstanding:
Basic and diluted	11,583,214	10,267,680

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2018	10,266,613	$10	-	$-	$41,052	$(4,784)	$36,278
Vesting of restricted stock units	20,000	-	-	-	-	-	-
Share-based compensation	-	-	-	-	424	-	424
Net loss	-	-	-	-	-	(1,378)	(1,378)
Balance at March 31, 2019	10,286,613	$10	-	$-	$41,476	$(6,162)	$35,324

Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	35,250	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,809	-	2,809
Net loss	-	-	-	-	-	(1,481)	(1,481)
Balance at March 31, 2020	11,693,162	$12	(103,147)	$(1,255)	$61,996	$(17,341)	$43,412

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,481)	$(1,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	910	618
Share-based compensation expense	2,221	274
Write-off of long-lived assets	17	30
Provision for bad debts	190	154
Noncash lease expenses	111	103
Changes in assets and liabilities:
Accounts receivable	314	(677)
Prepaid expenses and other current assets	(394)	(359)
Other noncurrent assets	63	85
Accounts payable	91	(97)
Accrued expenses and other current liabilities	(755)	143
Deferred revenue	79	23
Operating lease liabilities	(117)	(105)
Net cash provided by (used in) operating activities	1,249	(1,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33)	(15)
Capitalized costs included in intangible assets	(1,538)	(1,430)
Net cash used in investing activities	(1,571)	(1,445)
Net decrease in cash and cash equivalents	$(322)	$(2,631)
Cash and cash equivalents at beginning of period	11,776	9,950
Cash and cash equivalents at end of period	$11,454	$7,319
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$588	$150
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$3,042
Operating lease liabilities arising from obtaining right-of-use assets	$-	$3,387

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation

The accompanying unaudited condensed consolidated financial statements of Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2020.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date included in the 2019 Form 10-K, but does not include all disclosures required by GAAP.

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

In June 2016, FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 became effective for public companies beginning January 1, 2020, and the Company adopted it on a modified retrospective approach. The guidance had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
(In thousands, except share data)	2020	2019
Numerator:
Net loss	$(1,481)	$(1,378)
Denominator:
Weighted average shares outstanding - Basic and diluted (1)	11,583,214	10,267,680
Loss per share:
Basic and diluted:	$(0.13)	$(0.13)

(1)

A total of 2,185,577 and 2,267,500 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three months ended March 31, 2020 and 2019, respectively, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2020			December 31, 2019
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$31,816	$(6,506)	$25,310	$29,690	$(5,656)	$24,034

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $850 and $554 for the three months ended March 31, 2020 and 2019, respectively, were included in depreciation and amortization expense. As of March 31, 2020, intangible assets of $4,136, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,126 and $1,580 during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, estimated amortization expense related to the Company’s intangible assets for the remainder of 2020 through 2025 and thereafter are as follows:

(In thousands)
Year	March 31, 2020
Remainder of 2020	$2,832
2021	4,324
2022	4,321
2023	4,245
2024	3,629
2025 and thereafter	5,959
Total	$25,310

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2020 and December 31, 2019, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

As of March 31, 2020 and December 31, 2019, no goodwill impairment charges were recorded.

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

For the three months ended March 31, 2020 and 2019, 69% and 67% of total revenue was attributable to customers with pricing contracts, respectively, versus 31% and 33% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2020 and December 31, 2019, the balance of deferred revenue was $207 and $128, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2019, $91 was recognized into revenue during the three months ended March 31, 2020.

As of March 31, 2020, $3,868 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $1,967 of revenue will be recognized in the remainder of 2020, $1,820 in 2021, $65 in 2022, and $16 in 2023 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of March 31, 2020 and December 31, 2019.

7. Common stock and treasury stock

Common stock

As of March 31, 2020 and December 31, 2019, the number of issued shares of common stock was 11,693,162 and 11,657,912, respectively, which included shares of treasury stock of 103,147 and 103,147, respectively. The change in the number of issued shares of common stock was due to an aggregate of 35,250 shares of common stock issued as a result of the vesting of RSUs.

Treasury stock

As of March 31, 2020 and December 31, 2019, the Company held 103,147 shares of treasury stock, with a cost of $1,255, as a result of the shares withheld to pay withholding taxes upon the vesting of RSUs.

8. Share-based compensation

On March 22, 2018, the board of directors of the Company and Fluent, Inc., in its capacity as sole stockholder of the Company at that time, approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of March 31, 2020, there were 44,624 shares of common stock available for future issuance under the 2018 Plan.

On April 17, 2020, the board of directors of the Company approved, subject to stockholder approval, an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares.

Details of unvested RSU activity during the three months ended March 31, 2020 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	2,237,827	$8.88
Vested and delivered	(35,250)	$7.25
Vested not delivered	(12,000)	$6.10
Forfeited	(5,000)	$7.25
Unvested as of March 31, 2020	2,185,577	$8.92

On September 5, 2018 and January 16, 2019, the Company granted an aggregate of 1,487,500 RSUs and 90,000 RSUs, respectively, subject to both time- and performance-based requirements, to certain of its employees and directors, at a grant date fair value of $7.69 per share and $7.25 per share, respectively, with a three-year vesting period. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met (collectively, the “2018 Performance Criteria”). Provided the 2018 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2018 Performance Criteria have not been met. As of June 30, 2019, the Company determined that the 2018 Performance Criteria were met and one-third of the applicable awards vested and shares underlying such awards were issued in August 2019. The remaining shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.

As a result of meeting the 2018 Performance Criteria as of June 30, 2019, the Company recognized a total of $971 of share-based compensation expense relating to RSUs with the 2018 Performance Criteria for the three months ended March 31, 2020. No share-based compensation expense of such RSUs was recognized during the three months ended March 31, 2019 because the Company determined at that period end that it was not probable that the 2018 Performance Criteria would be met.

On August 28, 2019 and October 28, 2019, the Company granted an aggregate of 681,000 RSUs, subject to both time- and performance-based requirements, to certain employees, at a grant date fair value of $11.42 per share and $16.42 per share, respectively, with time vesting periods of either three or four years. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of (a) $10.0 million for such fiscal quarter and positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 256,000 RSUs, and (b) $12.5 million for such fiscal quarter and positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 425,000 RSUs, and (ii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria is met (collectively, the “2019 Performance Criteria”). Provided the respective 2019 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2019 Performance Criteria have not been met. As of the respective grant dates, the Company determined that it is probable that the 2019 Performance Criteria will be met and therefore, began to record the related amortization expense on the grant dates. The Company recognized a total of $1,389 of share-based compensation expense relating to RSUs with the 2019 Performance Criteria for the three months ended March 31, 2020.

As of March 31, 2020, unrecognized share-based compensation expense associated with the granted RSUs amounted to $12,654, which is expected to be recognized over a remaining weighted average period of 2.0 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Sales and marketing expenses	$154	$87
General and administrative expenses	2,067	187
Share-based compensation expense	2,221	274
Capitalized in intangible assets	588	150
Total	$2,809	$424

9. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into an executive chairman services agreement with Mr. Michael Brauser, the then Executive Chairman of the Company, pursuant to which Mr. Brauser will be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then-current term. Mr. Brauser continues to provide services as a consultant under the Services Agreement after his resignation as Executive Chairman and as a member of the board of directors effective on September 9, 2018. Under the Services Agreement, Mr. Brauser receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 and $90 during the three months ended March 31, 2020 and 2019, respectively. In addition, amortization of share-based compensation expense of $339 in relation to the RSUs with the 2018 Performance Criteria previously granted to Mr. Brauser was recognized during the three months ended March 31, 2020. No amortization of share-based compensation expense was recognized during the three months ended March 31, 2019.

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

For the three months ended March 31, 2020 and 2019, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Lease cost:
Operating lease costs	$168	$168
Other information:
Cash paid for operating leases	$174	$170
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$3,042
Weighted average discount rate for operating leases (1)	-	8.0%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of March 31, 2020, the weighted average remaining operating lease term was 4.6 years.

As of March 31, 2020, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2020
Remainder of 2020	$530
2021	724
2022	743
2023	765
2024	542
2025 and thereafter	77
Total maturities	$3,381
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$506
Noncurrent operating lease liabilities	2,327
Total operating lease liabilities	$2,833
Difference between the maturities and the present value of operating lease liabilities	$548

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,132 and $1,688 for the three months ended March 31, 2020 and 2019, respectively, under certain data licensing agreements. As of March 31, 2020, material capital commitments under certain data licensing agreements were $12,766, shown as follows:

(In thousands)
Year	March 31, 2020
Remainder of 2020	$5,499
2021	5,615
2022	1,652
Total	$12,766

(b) Contingencies

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

(c) Covid-19 update

In December 2019, a novel strain of coronavirus, now known as Covid-19 (“Covid-19”), was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimizing the impact of the Covid-19 pandemic. As a result of the Covid-19 pandemic, to ensure the health and well-being of our employees, the Company instructed employees at its offices to work from home on a temporary basis. The Company has implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. In the second half of March, as preventative and protective actions were taken by governments, including the implementation of stay-at-home orders, we experienced reduced transactional volume that we believe was a result of customers adjusting to the effects of these stay-at-home orders. Beginning April 1, 2020, the Company elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. The Company will continue to assess the CARES Act and other applicable government-related legislation aimed at assisting businesses during the Covid-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

12. Subsequent events

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,152 under the CARES Act (the “Loan”). The Loan to the Company is being made through Legacy Bank of Florida (the “Lender”).

The Loan has a two-year term and matures on May 5, 2022. The interest rate on the Loan is 1.00% per annum. Payments shall be deferred for the first six months of the term of the Loan. The U.S. Small Business Administration has the right to extend the deferment period. The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utility costs incurred during the eight-week period that commenced on the date of funding, and at least 75% of the Loan proceeds are used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the U.S. Small Business Administration and the Lender. The Company will be required to apply for such forgiveness. Although the Company intends to use the proceeds of the Loan for such covered purposes, it can provide no assurance that the Company will obtain forgiveness of the Loan in whole or in part.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including the impact of the coronavirus (“Covid-19”) pandemic on our operating results. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 12, 2020 (“2019 Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. To the extent that our business is negatively impacted due to a variety of factors, including the impact of Covid-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impacts.

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

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2020 and 2019, idiCORE had 5,326 and 4,020 billable customers and FOREWARN had 36,506 and 15,444 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue in the last month of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 69% and 67% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

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

In order for us to continue to develop new products, grow our existing business and expand into additional markets, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to generate additional sales from current products and new products currently under development. We continue to build out our sales organization to drive current products and to introduce new products into the marketplace.

In December 2019, a novel strain of coronavirus, now known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions, in its approach to minimizing the impact of the Covid-19 pandemic. As a result of the Covid-19 pandemic, to ensure the health and well-being of our employees, the Company instructed employees at its offices to work from home on a temporary basis. The Company has implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. In the second half of March, as preventative and protective actions were taken by governments, including the implementation of stay-at-home orders, we experienced reduced transactional volume that we believe was a result of customers adjusting to the effects of these stay-at-home orders. Beginning April 1, 2020, the Company elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. The Company will continue to assess the CARES Act and other applicable government-related legislation aimed at assisting businesses during the Covid-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of property and equipment and intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our 2019 Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our 2019 Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

•	Total revenue increased 62% to $9.3 million.
•	Net loss was $1.5 million (including share-based compensation expense of $2.2 million) as compared to $1.4 million (including share-based compensation expense of $0.3 million).
•	Adjusted EBITDA was $1.7 million as compared to a negative $0.4 million
•	Gross profit increased 105% to $5.2 million. Gross margin increased to 55% from 44%.
•	Adjusted gross profit increased 96% to $6.0 million. Adjusted gross margin increased to 65% from 53%.
•	Generated $1.2 million in cash from operating activities in the first quarter.
•	Cash and cash equivalents were $11.5 million as of March 31, 2020.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, litigation costs, net, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net loss	$(1,481)	$(1,378)
Interest income, net	(31)	(40)
Depreciation and amortization	910	618
Share-based compensation expense	2,221	274
Litigation costs, net	-	94
Write-off of long-lived assets and others	111	30
Adjusted EBITDA	$1,730	$(402)

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenue	$9,300	$5,734
Cost of revenue (exclusive of depreciation and amortization)	3,292	2,669
Depreciation and amortization of intangible assets	850	554
Gross profit	5,158	2,511
Depreciation and amortization of intangible assets	850	554
Adjusted gross profit	$6,008	$3,065

Gross margin	55%	44%
Adjusted gross margin	65%	53%

In order to assist readers of our condensed consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present non-GAAP measures of adjusted EBITDA, adjusted gross profit and adjusted gross margin as supplemental measures of our operating performance. We believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance and operating strength of our business.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue. Revenue increased $3.6 million or 62% to $9.3 million for the three months ended March 31, 2020 from $5.7 million for the three months ended March 31, 2019. This increase was driven by strong growth in usage from existing customers. Revenue from new customers increased $0.2 million or 10%, base revenue from existing customers increased $3.0 million or 84%, and growth revenue from existing customers increased $0.4 million or 46% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, respectively. Our idiCORE billable customer base grew from 4,020 customers as of March 31, 2019 to 5,326 customers as of March 31, 2020. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.6 million or 23% to $3.3 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 39% of our total data acquisition costs for the three months ended March 31, 2020 compared to approximately 41% for the three months ended March 31, 2019. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 35% for the three months ended March 31, 2020 from 47% for the three months ended March 31, 2019. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million or 45% to $2.2 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended March 31, 2020 was primarily attributable to an aggregate of $0.5 million increase in salaries and benefits, as we continue to invest in the expansion of our sales organization, and sales commissions from increased revenue.

General and administrative expenses. General and administrative expenses increased $2.0 million or 87% to $4.4 million for the three months ended March 31, 2020 from $2.4 million for the three months ended March 31, 2019. The increase during the three months ended March 31, 2020 was primarily attributable to the $1.9 million increase in share-based compensation expense, resulting from the achievement of certain performance-based milestones and certain new grants issued after the first quarter of 2019, as outlined in Note 8, “Share-based compensation,” included in “Notes to Condensed Consolidated Financial Statements.”

For the three months ended March 31, 2020 and 2019, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.2 million and $1.0 million, share-based compensation expense of $2.1 million and $0.2 million, and professional fees of $0.6 million and $0.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 47% to $0.9 million for the three months ended March 31, 2020 from $0.6 million for the three months ended March 31, 2019. The increase in depreciation and amortization for the three months ended March 31, 2020 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after March 31, 2019.

Loss before income taxes. We had a loss before income taxes of $1.5 million for the three months ended March 31, 2020 as compared to $1.4 million for the three months ended March 31, 2019. The slight increase in loss before income taxes was primarily attributable to the increase in noncash share-based compensation expense of $1.9 million, salaries and benefits and sales commission of $0.7 million, and depreciation and amortization of $0.3 million, which was partially offset by the increase in revenue and the decrease in our cost of revenue as a percentage of revenue.

Income taxes. Income tax expense of $0 was recognized for the three months ended March 31, 2020 and 2019. A full valuation allowance on the deferred tax assets was recognized as of March 31, 2020 and 2019. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. A net loss of $1.5 million was recognized for the three months ended March 31, 2020 as compared to $1.4 million for the three months ended March 31, 2019, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the three months ended March 31, 2020, net cash provided by operating activities was $1.2 million, primarily the result of the net loss of $1.5 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and noncash lease expenses) totaling $3.4 million, and the cash used as a result of changes in assets and liabilities of $0.7 million, primarily the result of the increase in prepaid expenses and other current assets and the decrease in accrued expenses and other current liabilities. For the three months ended March 31, 2019, net cash used in operating activities was $1.2 million, primarily the result of the net loss of $1.4 million, adjusted for certain non-cash items, as mentioned above, totaling $1.2 million, and the cash used as a result of changes in assets and liabilities of $1.0 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets.

Cash flows used in investing activities. For the three months ended March 31, 2020 and 2019, net cash used in investing activities was $1.6 million and $1.4 million, respectively, primarily as a result of capitalized costs included in intangible assets of $1.5 million and $1.4 million, respectively.

As of March 31, 2020, we had material commitments under certain data licensing agreements of $12.8 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had a total shareholders’ equity balance of $43.4 million.

As of March 31, 2020, we had cash and cash equivalents of approximately $11.5 million. Based on projections of growth in revenue and operating results in the next twelve months, the available cash and cash equivalents held by us, and an unsecured non-recourse loan in the principal amount of approximately $2.2 million under the CARES Act, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

We further believe that our financial resources, including the CARES Act loan, will allow us to manage the impact of Covid-19 on the Company's business operations for the foreseeable future. However, subject to revenue growth, our ability to generate positive cash flow, and the potential impact of Covid-19, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes during the first quarter of 2020 to the risk factors identified in the Company’s 2019 Form 10-K, except as noted below.

The current Covid-19 pandemic and the global attempt to contain it may adversely impact our business, our future results of operations and our overall financial performance.

The global spread of Covid-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates and health care advisories, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which may impact productivity, and we have curtailed all company travel to ensure the safety of our employees, customers, vendors, and shareholders. To the extent the resulting economic disruption is severe, we could see some vendors and customers negatively impacted.

The full extent to which the Covid-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; and disruptions or restrictions on our employees’ ability to work and travel. In addition, any preventative or protective actions that governments implement or that we take in respect of Covid-19, such as travel restrictions or stay-at-home orders, may interfere with the ability of our employees and vendors to perform their respective responsibilities and obligations relative to the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

We are closely monitoring the impact of the Covid-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by Covid-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the Covid-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our CARES Act Loan may be subject to regulatory review resulting from unclear subjective and objective eligibility requirements for the loan.

On May 5, 2020, we received funding of $2,152,000 under the CARES Act Loan. The Loan application required us to certify, among other things, that the current economic uncertainty made the Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the Loan, the certification described above does not contain any objective criteria and is subject to interpretation. If, despite our good faith belief that we satisfied all eligibility requirements for the Loan, we are found to have been ineligible to receive the Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the Loan. In the event that we seek forgiveness of all or a portion of the Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the Loan may result in adverse publicity and damage to our reputation, and a review or audit by a government entity could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,152,000 under the CARES Act (the “Loan”). The Loan to the Company is being made through Legacy Bank of Florida (the “Lender”).

The Loan has a two-year term and matures on May 5, 2022. The interest rate on the Loan is 1.00% per annum. Payments shall be deferred for the first six months of the term of the Loan. The U.S. Small Business Administration has the right to extend the deferment period. The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll costs, rent and utility costs incurred during the eight-week period that commenced on the date of funding, and at least 75% of the Loan proceeds are used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the U.S. Small Business Administration and the Lender. The Company will be required to apply for such forgiveness. Although the Company intends to use the proceeds of the Loan for such covered purposes, it can provide no assurance that the Company will obtain forgiveness of the Loan in whole or in part.

The foregoing description of the Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Promissory Note attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Promissory Note dated May 5, 2020, by and between Red Violet, Inc. and Legacy Bank of Florida.					X
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

May 11, 2020		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)