Form 10-Q
period 2020-06-30
Red Violet, Inc.
filed 2020-08-11
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 7, 2020, the registrant had 12,137,576 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$13,782	$11,776
Accounts receivable, net of allowance for doubtful accounts of $53 and $40 as of June 30, 2020 and December 31, 2019, respectively	2,691	3,543
Prepaid expenses and other current assets	861	722
Total current assets	17,334	16,041
Property and equipment, net	586	660
Intangible assets, net	26,394	24,034
Goodwill	5,227	5,227
Right-of-use assets	2,395	2,620
Other noncurrent assets	137	289
Total assets	$52,073	$48,871
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,723	$2,138
Accrued expenses and other current liabilities	644	1,571
Current portion of operating lease liabilities	521	491
Current portion of long-term loan	702	-
Deferred revenue	151	128
Total current liabilities	4,741	4,328
Noncurrent operating lease liabilities	2,192	2,459
Long-term loan	1,450	-
Total liabilities	8,383	6,787
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2020 and December 31, 2019	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 11,707,829 and 11,657,912 shares issued, 11,604,682 and 11,554,765 shares outstanding, as of June 30, 2020 and December 31, 2019	12	12
Treasury stock, at cost, 103,147 shares as of June 30, 2020 and December 31, 2019	(1,255)	(1,255)
Additional paid-in capital	64,806	59,187
Accumulated deficit	(19,873)	(15,860)
Total shareholders' equity	43,690	42,084
Total liabilities and shareholders' equity	$52,073	$48,871

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$7,056	$7,245	$16,356	$12,979
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,587	3,052	5,879	5,721
Sales and marketing expenses	1,746	2,003	3,922	3,503
General and administrative expenses	4,263	5,396	8,697	7,761
Depreciation and amortization	992	681	1,902	1,299
Total costs and expenses	9,588	11,132	20,400	18,284
Loss from operations	(2,532)	(3,887)	(4,044)	(5,305)
Interest income, net	-	37	31	77
Loss before income taxes	(2,532)	(3,850)	(4,013)	(5,228)
Income taxes	-	-	-	-
Net loss	$(2,532)	$(3,850)	$(4,013)	$(5,228)
Loss per share:
Basic and diluted	$(0.22)	$(0.37)	$(0.35)	$(0.51)
Weighted average number of shares outstanding:
Basic and diluted	11,617,342	10,298,613	11,600,278	10,283,232

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2019	10,286,613	$10	-	$-	$41,476	$(6,162)	$35,324
Vesting of restricted stock units	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	3,777	-	3,777
Net loss	-	-	-	-	-	(3,850)	(3,850)
Balance at June 30, 2019	10,286,613	$10	-	$-	$45,253	$(10,012)	$35,251

Balance at March 31, 2020	11,693,162	$12	(103,147)	$(1,255)	$61,996	$(17,341)	$43,412
Vesting of restricted stock units	14,667	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,810	-	2,810
Net loss	-	-	-	-	-	(2,532)	(2,532)
Balance at June 30, 2020	11,707,829	$12	(103,147)	$(1,255)	$64,806	$(19,873)	$43,690

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2018	10,266,613	$10	-	$-	$41,052	$(4,784)	$36,278
Vesting of restricted stock units	20,000	-	-	-	-	-	-
Share-based compensation	-	-	-	-	4,201	-	4,201
Net loss	-	-	-	-	-	(5,228)	(5,228)
Balance at June 30, 2019	10,286,613	$10	-	$-	$45,253	$(10,012)	$35,251

Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	49,917	-	-	-	-	-	-
Share-based compensation	-	-	-	-	5,619	-	5,619
Net loss	-	-	-	-	-	(4,013)	(4,013)
Balance at June 30, 2020	11,707,829	$12	(103,147)	$(1,255)	$64,806	$(19,873)	$43,690

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,013)	$(5,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,902	1,299
Share-based compensation expense	4,563	3,883
Write-off of long-lived assets	104	30
Provision for bad debts	265	326
Noncash lease expenses	225	207
Changes in assets and liabilities:
Accounts receivable	587	(1,687)
Prepaid expenses and other current assets	(139)	49
Other noncurrent assets	65	169
Accounts payable	585	44
Accrued expenses and other current liabilities	(927)	-
Deferred revenue	23	30
Operating lease liabilities	(237)	(212)
Net cash provided by (used in) operating activities	3,003	(1,090)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(61)	(32)
Capitalized costs included in intangible assets	(3,088)	(2,913)
Net cash used in investing activities	(3,149)	(2,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	2,152	-
Net cash provided by financing activities	2,152	-
Net increase (decrease) in cash and cash equivalents	$2,006	$(4,035)
Cash and cash equivalents at beginning of period	11,776	9,950
Cash and cash equivalents at end of period	$13,782	$5,915
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$1,056	$318
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$3,042
Operating lease liabilities arising from obtaining right-of-use assets	$-	$3,387

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2020	2019	2020	2019
Numerator:
Net loss	$(2,532)	$(3,850)	$(4,013)	$(5,228)
Denominator:
Weighted average shares outstanding - Basic and diluted (1)	11,617,342	10,298,613	11,600,278	10,283,232
Loss per share:
Basic and diluted:	$(0.22)	$(0.37)	$(0.35)	$(0.51)

(1)

A total of 2,189,910 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three and six months ended June 30, 2020, and 2,237,000 RSUs have been excluded for the three and six months ended June 30, 2019, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2020			December 31, 2019
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$33,834	$(7,440)	$26,394	$29,690	$(5,656)	$24,034

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $934 and $617 for the three months ended June 30, 2020 and 2019, respectively, and $1,784 and $1,171 for the six months ended June 30, 2020 and 2019, respectively, were included in depreciation and amortization expense. As of June 30, 2020, intangible assets of $4,322, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,018 and $1,651 during the three months ended June 30, 2020 and 2019, respectively, and $4,144 and $3,231 during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, estimated amortization expense related to the Company’s intangible assets for the remainder of 2020 through 2025 and thereafter are as follows:

(In thousands)
Year	June 30, 2020
Remainder of 2020	$1,939
2021	4,728
2022	4,725
2023	4,648
2024	4,157
2025 and thereafter	6,197
Total	$26,394

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2020 and December 31, 2019, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

As of June 30, 2020 and December 31, 2019, no goodwill impairment charges were recorded.

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

For the three months ended June 30, 2020 and 2019, 79% and 62% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 38% attributable to transactional customers, respectively. For the six months ended June 30, 2020 and 2019, 73% and 64% of total revenue was attributable to customers with pricing contracts, respectively, versus 27% and 36% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of June 30, 2020 and December 31, 2019, the balance of deferred revenue was $151 and $128, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2019, $37 and $128 was recognized into revenue during the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, $3,105 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $1,204 of revenue will be recognized in the remainder of 2020, $1,820 in 2021, $65 in 2022, and $16 in 2023 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

The Company’s effective income tax rate differed from the statutory federal income tax rate of 21% for the three and six months ended June 30, 2020 and 2019. For the three and six months ended June 30, 2020 and 2019, the effective income tax rate was 0%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of June 30, 2020 and December 31, 2019.

7. Common stock and treasury stock

Common stock

As of June 30, 2020 and December 31, 2019, the number of issued shares of common stock was 11,707,829 and 11,657,912, respectively, which included shares of treasury stock of 103,147 and 103,147, respectively. The change in the number of issued shares of common stock was due to an aggregate of 49,917 shares of common stock issued as a result of the vesting of RSUs.

Treasury stock

As of June 30, 2020 and December 31, 2019, the Company held 103,147 shares of treasury stock, with a cost of $1,255, as a result of the shares withheld to pay withholding taxes upon the vesting of RSUs.

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

On June 3, 2020, stockholders of the Company approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares.

As of June 30, 2020, there were 1,533,624 shares of common stock available for future issuance under the 2018 Plan, as amended.

Details of unvested RSU activity during the six months ended June 30, 2020 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	2,237,827	$8.88
Granted	11,000	$21.82
Vested and delivered	(49,917)	$7.71
Vested not delivered	(4,000)	$6.10
Forfeited	(5,000)	$7.25
Unvested as of June 30, 2020	2,189,910	$8.98

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

As of June 30, 2019, the Company determined that the 2018 Performance Criteria were met and one-third of the applicable awards vested and shares underlying such awards were issued in August 2019. The remaining shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement. As a result of meeting the 2018 Performance Criteria as of June 30, 2019, the Company recognized a total of $953 and $5,684 of share-based compensation expense relating to RSUs with the 2018 Performance Criteria for the three months ended June 30, 2020 and 2019, respectively, and $1,924 and $5,684 for the six months ended June 30, 2020 and 2019, respectively.

On August 28, 2019 and October 28, 2019, the Company granted an aggregate of 681,000 RSUs, subject to both time- and performance-based requirements, to certain employees, at a grant date fair value of $11.42 per share and $16.42 per share, respectively, with time vesting periods of either three or four years. On April 17, 2020, the Company granted an aggregate of 11,000 RSUs, subject to both time- and performance-based requirements, to certain employees, at a grant date fair value of $21.82 per share, with time vesting periods of either three or four years. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of (a) $10.0 million for such fiscal quarter and positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 267,000 RSUs, and (b) $12.5 million for such fiscal quarter and positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter for 425,000 RSUs, and (ii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria is met (collectively, the “2019 Performance Criteria”). Provided the respective 2019 Performance Criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the 2019 Performance Criteria have not been met.

As of the respective grant dates, the Company determined that it is probable that the 2019 Performance Criteria will be met and therefore, began to record the related amortization expense on the grant dates. The Company recognized a total of $1,411 and $2,800 of share-based compensation expense relating to RSUs with the 2019 Performance Criteria for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, unrecognized share-based compensation expense associated with the granted RSUs amounted to $10,086, which is expected to be recognized over a remaining weighted average period of 1.8 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Sales and marketing expenses	$155	$89	$309	$176
General and administrative expenses	2,187	3,520	4,254	3,707
Share-based compensation expense	2,342	3,609	4,563	3,883
Capitalized in intangible assets	468	168	1,056	318
Total	$2,810	$3,777	$5,619	$4,201

9. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into a services agreement with Mr. Michael Brauser (the “Consultant”), a greater than 10% stockholder, pursuant to which, the Consultant will be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then-current term. Under the Services Agreement, the Consultant receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 during the three months ended June 30, 2020 and 2019, and $180 during the six months ended June 30, 2020 and 2019. In addition, amortization of share-based compensation expense of $338 and $1,115 in relation to the RSUs with the 2018 Performance Criteria previously granted to the Consultant was recognized during the three months ended June 30, 2020 and 2019, respectively, and $679 and $1,115 recognized during the six months ended June 30, 2020 and 2019, respectively.

10. Long-term loan

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,152 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The Loan to the Company is being made through Legacy Bank of Florida (the “Lender”).

Long-term loan as of June 30, 2020 consists of the following:

(In thousands)	June 30, 2020
Principal amount	$2,152
Included in condensed consolidated balance sheet:
Current portion of long-term loan	$702
Long-term loan (non-current)	1,450
$2,152

The Loan has a two-year term and matures on May 5, 2022. The interest rate on the Loan is 1.0% per annum. Pursuant to the Promissory Note, payments shall be deferred for the first six months of the term of the Loan, followed by 18 approximately equal monthly installments of principal and interest. The Promissory Note contains customary events of default relating to, among other things, payment defaults, and breach of representations and warranties, or other provisions of the Promissory Note. As a result of the passage of the Paycheck Protection Program Flexibility Act of 2020 on June 5, 2020, the U.S. Small Business Administration (“SBA”), provided updated guidance that payments can be deferred until the loan forgiveness is determined, or if the Company does not apply for forgiveness, then 10 months after the Covered Period (as defined below) ends.

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll, rent and utility costs incurred during the 24-week period that commenced on the date of funding (the “Covered Period”), and if at least 60% of the proceeds are used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender. The Company will be required to apply for such forgiveness within 10 months after the Covered Period. Because the Loan exceeds $2,000, the Company anticipate the U.S. Department of Treasury will audit the loan. Although the Company intends to use the proceeds of the Loan for such covered purposes, it can provide no assurance that the Company will obtain forgiveness of the Loan in whole or in part.

Considering the Loan was effective in May 2020, the fair value of the Loan approximates its carrying amount as of June 30, 2020.

11. Leases

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

For the three and six months ended June 30, 2020 and 2019, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Lease cost:
Operating lease costs	$168	$168	$336	$336
Other information:
Cash paid for operating leases	$175	$170	$350	$341
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-	$-	$3,042
Weighted average discount rate for operating leases (1)	-	-	-	8%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of June 30, 2020, the weighted average remaining operating lease term was 4.3 years.

As of June 30, 2020, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2020
Remainder of 2020	$355
2021	724
2022	743
2023	765
2024	542
2025 and thereafter	77
Total maturities	$3,206
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$521
Noncurrent operating lease liabilities	2,192
Total operating lease liabilities	$2,713
Difference between the maturities and the present value of operating lease liabilities	$493

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,171 and $1,867 for the three months ended June 30, 2020 and 2019, respectively, and $4,303 and $3,555 for the six months ended June 30, 2020 and 2019, respectively, under certain data licensing agreements. As of June 30, 2020, material capital commitments under certain data licensing agreements were $10,762, shown as follows:

(In thousands)
Year	June 30, 2020
Remainder of 2020	$3,495
2021	5,615
2022	1,652
Total	$10,762

(b) Contingencies

The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

(c) Covid-19 update

In December 2019, a novel strain of coronavirus, now known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions as appropriate, in its approach to minimizing the impact of the Covid-19 pandemic. To ensure the health and well-being of its employees, beginning in March 2020, the Company instructed employees at its offices to work from home on a temporary basis. During the second quarter of 2020, the Company implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies which resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, the Company experienced reduced transactional volume. In addition, the Company took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis during the second quarter. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. In April 2020, the Company provided concessions to a total of 124 customers, representing $130 reduction of minimum committed spend. In May 2020, the Company provided concessions to a total of 123 customers, representing $129 reduction of minimum committed spend. In June 2020, the Company provided concessions to a total of 72 customers, representing $83 reduction of minimum committed spend. Beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, the Company received the Loan under the CARES Act as discussed in Note 10 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, the Company implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. The Company began its first phase of employees returning to the Boca Raton, Florida office in June 2020. The Company will continue to assess the need and timing of additional employees returning to the office. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2020 and 2019, idiCORE had 5,375 and 4,370 billable customers and FOREWARN had 40,857 and 19,721 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue in the last month of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 79% and 73% of total revenue for the three and six months ended June 30, 2020, respectively, as compared to 62% and 64% for the three and six months ended June 30, 2019, respectively.

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

In December 2019, a novel strain of coronavirus, now known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. We have taken numerous steps, and will continue to take further actions as appropriate, in our approach to minimizing the impact of the Covid-19 pandemic. To ensure the health and well-being of our employees, beginning in March 2020, we instructed employees at our offices to work from home on a temporary basis. During the second quarter of 2020, we implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies which resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, we experienced reduced transactional volume. In addition, we took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis during the second quarter. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. In April 2020, we provided concessions to a total of 124 customers, representing $130 thousand reduction of minimum committed spend. In May 2020, we provided concessions to a total of 123 customers, representing $129 thousand reduction of minimum committed spend. In June 2020, we provided concessions to a total of 72 customers, representing $83 thousand reduction of minimum committed spend. Beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”). We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, we implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. We began our first phase of employees returning to the Boca Raton, Florida office in June 2020. We will continue to assess the need and timing of additional employees returning to the office. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

•	Total revenue decreased 3% to $7.1 million. Platform revenue increased 11% to $6.9 million. Services revenue decreased 82% to $0.2 million.
•	Net loss narrowed 34% to $2.5 million.
•	Adjusted EBITDA increased 155% to $0.9 million.
•	Gross profit decreased 1% to $3.5 million. Gross margin increased to 50% from 49%.
•	Adjusted gross profit increased 7% to $4.5 million. Adjusted gross margin increased to 63% from 58%.
•	Generated $1.8 million in cash from operating activities in the second quarter.
•	Cash and cash equivalents were $13.8 million as of June 30, 2020.

Covid-19 Impact, Recovery and Opportunity

•

Our high-margin, platform revenue business demonstrated strong resilience throughout the Covid-impacted period. As a result, on less revenue our adjusted EBITDA more than doubled to $0.9 million and our positive cash flow from operating activities increased $1.7 million compared to prior year.

•

Business trends in the quarter have been positive since April, experiencing a 12% increase in monthly revenue for June compared to the April low. June provided our highest monthly new customer applications for the year, surpassing our pre-Covid monthly high, and up 33% compared to April low.

•	The positive momentum building throughout the second quarter has continued in July with monthly revenue up 9% and new customer applications up 8% over June.
•

Government actions, including stay-at-home orders, social distancing policies, and temporary collections moratoria resulted in reduced transactional volumes during the quarter. However, transactional volumes in July returned to pre-Covid levels.

•

Our services revenue, comprised of our ancillary collections market offering, idiVERIFIED™, which is purely transactional and of a lower margin profile, experienced sharp volume declines in April attributed to transitory collections moratoria, forbearance programs and government stimulus. However, this offering showed signs of recovery in the quarter and into July. Given current visibility, customer feedback and the overall economic impact on consumer financial profiles, we believe we will realize pent-up demand in the back half of 2020 with strong tailwinds extending throughout 2021.

•

During the quarter, we took a proactive customer-centric approach working with those impacted by the pandemic, temporarily granting requests for reductions, or eliminations where applicable, of minimum monthly contractual commitments on a month-to-month basis during the second quarter. The end date of the customers’ agreement was extended by one month for each month of the temporary concession.

•

In April we provided concessions to a total of 124 customers, representing $130 thousand reduction of minimum committed spend. In May we provided concessions to a total of 123 customers, representing $129 thousand reduction of minimum committed spend. In June we provided concessions to a total of 72 customers, representing $83 thousand reduction of minimum committed spend. In July we provided concessions to a total of 20 customers, representing $42 thousand reduction of minimum committed spend.

•

As our business model has proved resilient during this unprecedented time, we are well positioned within the markets we serve and with the solutions we provide to quickly return to our pre-Covid growth levels in the near-term. The pandemic has accelerated the pace of digital transformation for virtually every business, creating a confluence of micro and macro trends that will provide strong momentum for our business for years to come through growth in e-commerce, demand for cloud efficiency and scale, increased reliance on fraud mitigation solutions as greater transactions move online, the necessity of solving for data fragmentation, and the need for enhanced understanding of consumer risk and financial profiles.

Platform revenue consists of both contractual and transactional revenue generated from our data fusion technology platform, CORE. It includes all revenue generated through our idiCORE and FOREWARN solutions. The cost of revenue, which consists primarily of data acquisition costs, remains relatively fixed irrespective of revenue generation. Services revenue consists of transactional revenue generated from our idiVERIFIED service. The cost of revenue, which consists primarily of third-party servicer costs, is variable.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on GAAP, excluding interest income, net, depreciation and amortization, share-based compensation expense, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(2,532)	$(3,850)	$(4,013)	$(5,228)
Interest income, net	-	(37)	(31)	(77)
Depreciation and amortization	992	681	1,902	1,299
Share-based compensation expense	2,342	3,609	4,563	3,883
Write-off of long-lived assets and others	106	(47)	217	77
Adjusted EBITDA	$908	$356	$2,638	$(46)

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenue	$7,056	$7,245	$16,356	$12,979
Cost of revenue (exclusive of depreciation and amortization)	2,587	3,052	5,879	5,721
Depreciation and amortization of intangible assets	934	617	1,784	1,171
Gross profit	3,535	3,576	8,693	6,087
Depreciation and amortization of intangible assets	934	617	1,784	1,171
Adjusted gross profit	$4,469	$4,193	$10,477	$7,258

Gross margin	50%	49%	53%	47%
Adjusted gross margin	63%	58%	64%	56%

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Revenue. Revenue decreased $0.1 million or 3% to $7.1 million for the three months ended June 30, 2020 from $7.2 million for the three months ended June 30, 2019. As a result of government mandated stay-at-home orders and certain moratoria on our customer’s business activities as a result of Covid-19, we experienced reduced transactional volume for the three months ended June 30, 2020. In addition, we took a proactive customer centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. As a result of these Covid-19 related factors, revenue from new customers decreased $0.7 million or 43%, and growth revenue from existing customers decreased $0.1 million or 6%, partially offset by base revenue from existing customers increasing $0.6 million or 13% for the three months ended June 30, 2020. Our idiCORE billable customer base grew from 4,370 customers as of June 30, 2019 to 5,375 customers as of June 30, 2020. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.5 million or 15% to $2.6 million for the three months ended June 30, 2020 from $3.1 million for the three months ended June 30, 2019. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 51% of our total data acquisition costs for the three months ended June 30, 2020 compared to approximately 41% for the three months ended June 30, 2019. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 37% for the three months ended June 30, 2020 from 42% for the three months ended June 30, 2019. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses decreased $0.3 million or 13% to $1.7 million for the three months ended June 30, 2020 from $2.0 million for the three months ended June 30, 2019. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The decrease during the three months ended June 30, 2020 was primarily attributable to an aggregate of $0.2 million decrease in sales commissions from decreased revenue.

General and administrative expenses. General and administrative expenses decreased $1.1 million or 21% to $4.3 million for the three months ended June 30, 2020 from $5.4 million for the three months ended June 30, 2019. The decrease during the three months ended June 30, 2020 was primarily attributable to the $1.3 million decrease in share-based compensation expense.

For the three months ended June 30, 2020 and 2019, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.0 million and $1.0 million, share-based compensation expense of $2.2 million and $3.5 million, and professional fees of $0.5 million and $0.4 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 46% to $1.0 million for the three months ended June 30, 2020 from $0.7 million for the three months ended June 30, 2019. The increase in depreciation and amortization for the three months ended June 30, 2020 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2019.

Loss before income taxes. Loss before income taxes narrowed $1.4 million or 34% to $2.5 million for the three months ended June 30, 2020 from $3.9 million for the three months ended June 30, 2019. The decrease in loss before income taxes was primarily attributable to the decrease in share-based compensation expense of $1.3 million, sales commission of $0.2 million, and our cost of revenue as a percentage of revenue, which was partially offset by the increase in depreciation and amortization of $0.3 million.

Income taxes. Income tax expense of $0 was recognized for the three months ended June 30, 2020 and 2019. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2020 and 2019. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. Net loss narrowed $1.4 million or 34% to $2.5 million for the three months ended June 30, 2020 from $3.9 million for the three months ended June 30, 2019, as a result of the foregoing.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Revenue. Revenue increased $3.4 million or 26% to $16.4 million for the six months ended June 30, 2020 from $13.0 million for the six months ended June 30, 2019. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $3.6 million or 45% and growth revenue from existing customers increasing $0.3 million or 16%. This growth was partially offset by a decrease in revenue from new customers of $0.6 million or 19%. In the second half of the period, we experienced reduced transactional volume as a result of government mandated stay-at-home orders and certain moratoria on our customer’s business activities as a result of Covid-19. In addition, we took a proactive customer centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.2 million or 3% to $5.9 million for the six months ended June 30, 2020 from $5.7 million for the six months ended June 30, 2019. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The increase in cost of revenue was primarily attributable to the increase in flat-fee based data acquisition costs, which was partially offset by the decrease in transactional based data acquisition costs. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 44% of our total data acquisition costs for the six months ended June 30, 2020 compared to approximately 41% for the six months ended June 30, 2019. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 36% for the six months ended June 30, 2020 from 44% for the six months ended June 30, 2019. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.4 million or 12% to $3.9 million for the six months ended June 30, 2020 from $3.5 million for the six months ended June 30, 2019. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the six months ended June 30, 2020 was primarily attributable to an aggregate of $0.3 million increase in salaries and benefits, as we continue to invest in the expansion of our sales organization, and sales commissions from increased revenue.

General and administrative expenses. General and administrative expenses increased $0.9 million or 12% to $8.7 million for the six months ended June 30, 2020 from $7.8 million for the six months ended June 30, 2019. The increase during the six months ended June 30, 2020 was primarily attributable to the $0.6 million increase in share-based compensation expense.

For the six months ended June 30, 2020 and 2019, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.2 million and $2.0 million, share-based compensation expense of $4.3 million and $3.7 million, and professional fees of $1.2 million and $1.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million or 46% to $1.9 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. The increase in depreciation and amortization for the six months ended June 30, 2020 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2019.

Loss before income taxes. Loss before income taxes narrowed $1.2 million or 23% to $4.0 million for the six months ended June 30, 2020 from $5.2 million for the six months ended June 30, 2019. The decrease in loss before income taxes was primarily attributable to the increase in revenue and the decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in share-based compensation expense of $0.7 million, salaries and benefits and sales commission of $0.5 million, and depreciation and amortization of $0.6 million.

Income taxes. Income tax expense of $0 was recognized for the six months ended June 30, 2020 and 2019. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2020 and 2019. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. Net loss narrowed $1.2 million or 23% to $4.0 million for the six months ended June 30, 2020 from $5.2 million for the six months ended June 30, 2019, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities. For the six months ended June 30, 2020, net cash provided by operating activities was $3.0 million, primarily the result of the net loss of $4.0 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts and noncash lease expenses) totaling $7.1 million. For the six months ended June 30, 2019, net cash used in operating activities was $1.1 million, primarily the result of the net loss of $5.2 million, adjusted for certain non-cash items, as mentioned above, totaling $5.7 million, and the cash used as a result of changes in assets and liabilities of $1.6 million, primarily the result of the increase in accounts receivable and decrease in operating lease liabilities.

Cash flows used in investing activities. For the six months ended June 30, 2020 and 2019, net cash used in investing activities was $3.1 million and $2.9 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows provided by financing activities. For the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $2.2 million and $0, respectively. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing the Loan in the principal amount of $2.2 million under the CARES Act. The Loan has a two-year term and matures on May 5, 2022. The interest rate on the Loan is 1.0% per annum. Payments can be deferred until loan forgiveness is determined, or if the Company does not apply for forgiveness, then 10 months after the covered period ends.

As of June 30, 2020, we had material commitments under certain data licensing agreements of $10.8 million. We anticipate funding our operations using available cash and cash flow generated from operations, and the Loan proceeds under the CARES Act, within the next twelve months.

We reported net loss of $2.5 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively, and $4.0 million and $5.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had a total shareholders’ equity balance of $43.7 million.

As of June 30, 2020, we had cash and cash equivalents of approximately $13.8 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

We further believe that our financial resources will allow us to manage the impact of Covid-19 on the Company's business operations for the foreseeable future. However, subject to revenue growth, our ability to generate positive cash flow, and the potential impact of Covid-19, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors identified in the Company’s 2019 Form 10-K, except as noted below.

The ongoing and developing Covid-19 pandemic and the global attempt to contain it may adversely impact our business, our future results of operations and our overall financial performance.

The global spread of Covid-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates and health care advisories, we have altered certain aspects of our operations. Our employees spent much of the second quarter of 2020 working from home and a certain segment of our employee base continues to work from home, which may impact productivity. We have curtailed all company travel to ensure the safety of our employees, customers, vendors, and shareholders. The economic disruption has adversely impacted many of our customers and vendors.

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

We are closely monitoring the ongoing and developing impact of the Covid-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by Covid-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the Covid-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Promissory Note dated May 1, 2020, by and between Red Violet, Inc. and Legacy Bank of Florida.	10-Q	001-38407	10.1	5/11/2020
10.2+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	6/4/2020
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

August 11, 2020		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)