Form 10-Q
period 2020-09-30
Red Violet, Inc.
filed 2020-11-10
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020, the registrant had 12,150,035 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$12,441	$11,776
Accounts receivable, net of allowance for doubtful accounts of $20 and $40 as of September 30, 2020 and December 31, 2019, respectively	2,920	3,543
Prepaid expenses and other current assets	616	722
Total current assets	15,977	16,041
Property and equipment, net	555	660
Intangible assets, net	26,977	24,034
Goodwill	5,227	5,227
Right-of-use assets	2,279	2,620
Other noncurrent assets	93	289
Total assets	$51,108	$48,871
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,199	$2,138
Accrued expenses and other current liabilities	775	1,571
Current portion of operating lease liabilities	536	491
Current portion of long-term loan	1,059	-
Deferred revenue	180	128
Total current liabilities	4,749	4,328
Noncurrent operating lease liabilities	2,052	2,459
Long-term loan	1,093	-
Total liabilities	7,894	6,787
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2020 and December 31, 2019	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 12,371,665 and 11,657,912 shares issued, 12,146,910 and 11,554,765 shares outstanding, as of September 30, 2020 and December 31, 2019	13	12
Treasury stock, at cost, 224,755 and 103,147 shares as of September 30, 2020 and December 31, 2019	(3,083)	(1,255)
Additional paid-in capital	67,082	59,187
Accumulated deficit	(20,798)	(15,860)
Total shareholders' equity	43,214	42,084
Total liabilities and shareholders' equity	$51,108	$48,871

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$9,267	$8,257	$25,623	$21,236
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,703	3,122	8,582	8,843
Sales and marketing expenses	2,217	1,925	6,139	5,428
General and administrative expenses	4,147	3,498	12,844	11,259
Depreciation and amortization	1,118	750	3,020	2,049
Total costs and expenses	10,185	9,295	30,585	27,579
Loss from operations	(918)	(1,038)	(4,962)	(6,343)
Interest (expense) income, net	(7)	46	24	123
Loss before income taxes	(925)	(992)	(4,938)	(6,220)
Income taxes	-	-	-	-
Net loss	$(925)	$(992)	$(4,938)	$(6,220)
Loss per share:
Basic and diluted	$(0.08)	$(0.09)	$(0.42)	$(0.59)
Weighted average number of shares outstanding:
Basic and diluted	12,072,716	10,917,673	11,758,907	10,497,036

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2019	10,286,613	$10	-	$-	$45,253	$(10,012)	$35,251
Vesting of restricted stock units	666,049	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(103,147)	(1,255)	-	-	(1,255)
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $55	681,000	1	-	-	7,435	-	7,436
Share-based compensation	-	-	-	-	1,615	-	1,615
Net loss	-	-	-	-	-	(992)	(992)
Balance at September 30, 2019	11,633,662	$12	(103,147)	$(1,255)	$54,302	$(11,004)	$42,055

Balance at June 30, 2020	11,707,829	$12	(103,147)	$(1,255)	$64,806	$(19,873)	$43,690
Vesting of restricted stock units	663,836	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(121,608)	(1,828)	-	-	(1,828)
Share-based compensation	-	-	-	-	2,277	-	2,277
Net loss	-	-	-	-	-	(925)	(925)
Balance at September 30, 2020	12,371,665	$13	(224,755)	$(3,083)	$67,082	$(20,798)	$43,214

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2018	10,266,613	$10	-	$-	$41,052	$(4,784)	$36,278
Vesting of restricted stock units	686,049	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(103,147)	(1,255)	-	-	(1,255)
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $55	681,000	1	-	-	7,435	-	7,436
Share-based compensation	-	-	-	-	5,816	-	5,816
Net loss	-	-	-	-	-	(6,220)	(6,220)
Balance at September 30, 2019	11,633,662	$12	(103,147)	$(1,255)	$54,302	$(11,004)	$42,055

Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	713,753	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(121,608)	(1,828)	-	-	(1,828)
Share-based compensation	-	-	-	-	7,896	-	7,896
Net loss	-	-	-	-	-	(4,938)	(4,938)
Balance at September 30, 2020	12,371,665	$13	(224,755)	$(3,083)	$67,082	$(20,798)	$43,214

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,938)	$(6,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,020	2,049
Share-based compensation expense	6,416	5,290
Write-off of long-lived assets	117	30
Provision for bad debts	360	398
Noncash lease expenses	341	313
Interest expense	7	-
Changes in assets and liabilities:
Accounts receivable	263	(1,458)
Prepaid expenses and other current assets	106	40
Other noncurrent assets	109	254
Accounts payable	61	235
Accrued expenses and other current liabilities	(803)	(183)
Deferred revenue	52	9
Operating lease liabilities	(362)	(322)
Net cash provided by operating activities	4,749	435
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(98)	(71)
Capitalized costs included in intangible assets	(4,310)	(4,413)
Net cash used in investing activities	(4,408)	(4,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	-	7,436
Proceeds from long-term loan	2,152	-
Taxes paid related to net share settlement of vesting of restricted stock units	(1,828)	-
Net cash provided by financing activities	324	7,436
Net increase in cash and cash equivalents	$665	$3,387
Cash and cash equivalents at beginning of period	11,776	9,950
Cash and cash equivalents at end of period	$12,441	$13,337
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$1,480	$526
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$3,042
Operating lease liabilities arising from obtaining right-of-use assets	$-	$3,387

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

In August 2018, Financial Accounting Standard Board (“FASB”) issued ASU No. 2018-15 (“ASU 2018-15”), “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2020, on a retrospective or prospective basis and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2020	2019	2020	2019
Numerator:
Net loss	$(925)	$(992)	$(4,938)	$(6,220)
Denominator:
Weighted average shares outstanding - Basic and diluted (1)	12,072,716	10,917,673	11,758,907	10,497,036
Loss per share:
Basic and diluted:	$(0.08)	$(0.09)	$(0.42)	$(0.59)

(1)

A total of 1,529,657 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three and nine months ended September 30, 2020, and 1,954,910 RSUs have been excluded for the three and nine months ended September 30, 2019, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2020			December 31, 2019
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$35,480	$(8,503)	$26,977	$29,690	$(5,656)	$24,034

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,063 and $689 for the three months ended September 30, 2020 and 2019, respectively, and $2,847 and $1,860 for the nine months ended September 30, 2020 and 2019, respectively, were included in depreciation and amortization expense. As of September 30, 2020, intangible assets of $2,635, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $1,646 and $1,708 during the three months ended September 30, 2020 and 2019, respectively, and $5,790 and $4,939 during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, estimated amortization expense related to the Company’s intangible assets for the remainder of 2020 through 2025 and thereafter are as follows:

(In thousands)
Year	September 30, 2020
Remainder of 2020	$1,095
2021	4,776
2022	4,898
2023	4,821
2024	4,215
2025 and thereafter	7,172
Total	$26,977

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2020 and December 31, 2019, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended September 30, 2020 and 2019, no goodwill impairment charges were recorded.

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

For the three months ended September 30, 2020 and 2019, 68% and 66% of total revenue was attributable to customers with pricing contracts, respectively, versus 32% and 34% attributable to transactional customers, respectively. For the nine months ended September 30, 2020 and 2019, 71% and 65% of total revenue was attributable to customers with pricing contracts, respectively, versus 29% and 35% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of September 30, 2020 and December 31, 2019, the balance of deferred revenue was $180 and $128, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2019, $0 and $128 was recognized into revenue during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, $2,626 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $602 of revenue will be recognized in the remainder of 2020, $1,860 in 2021, $138 in 2022, and $26 in 2023 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

For the three and nine months ended September 30, 2020 and 2019, the Company’s effective income tax rate was 0%, differing from the statutory federal income tax rate of 21%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since 2017 remain open for tax examinations.

The Company does not have any unrecognized tax benefits as of September 30, 2020 and December 31, 2019.

7. Common stock and treasury stock

Common stock

As of September 30, 2020 and December 31, 2019, the number of issued shares of common stock was 12,371,665 and 11,657,912, respectively, which included shares of treasury stock of 224,755 and 103,147, respectively. The change in the number of issued shares of common stock was due to an aggregate of 713,753 shares of common stock issued as a result of the vesting of RSUs.

Treasury stock

As of September 30, 2020 and December 31, 2019, the Company held 224,755 and 103,147 shares of treasury stock, with a cost of $3,083 and $1,255, respectively, as a result of the shares withheld to pay withholding taxes upon the vesting of RSUs.

8. Share-based compensation

On March 22, 2018, the board of directors of the Company and Fluent, Inc., in its capacity as sole stockholder of the Company at that time, approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company. On June 3, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares.

As of September 30, 2020, there were 1,525,624 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the nine months ended September 30, 2020 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	2,237,827	$8.88
Granted	21,500	$20.67
Vested and delivered	(592,145)	$7.79
Withheld as treasury stock	(121,608)	$7.72
Vested not delivered	(8,417)	$11.25
Forfeited	(7,500)	$12.11
Unvested as of September 30, 2020	1,529,657	$9.52

As of September 30, 2020, unrecognized share-based compensation expense associated with the granted RSUs amounted to $7,969, which is expected to be recognized over a remaining weighted average period of 1.6 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Sales and marketing expenses	$151	$114	$460	$290
General and administrative expenses	1,702	1,293	5,956	5,000
Share-based compensation expense	1,853	1,407	6,416	5,290
Capitalized in intangible assets	424	208	1,480	526
Total	$2,277	$1,615	$7,896	$5,816

9. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into a services agreement with Mr. Michael Brauser (the “Consultant”), a greater than 10% stockholder, pursuant to which, the Consultant will be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then-current term. Under the Services Agreement, the Consultant receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $90 during the three months ended September 30, 2020 and 2019, and $270 during the nine months ended September 30, 2020 and 2019. In addition, amortization of share-based compensation expense of $343 and $343 for the three months ended September 30, 2020 and 2019, respectively, and $1,022 and $1,458 for the nine months ended September 30, 2020 and 2019, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

10. Long-term loan

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,152 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The Loan to the Company was made through Legacy Bank of Florida (the “Lender”).

Long-term loan as of September 30, 2020 consists of the following:

(In thousands)	September 30, 2020
Principal amount	$2,152
Included in condensed consolidated balance sheet:
Current portion of long-term loan	$1,059
Long-term loan (non-current)	1,093
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

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll, rent and utility costs incurred during the 24-week period that commenced on the date of funding (the “Covered Period”), and if at least 60% of the proceeds are used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender. The Company will be required to apply for such forgiveness within 10 months after the Covered Period. Because the Loan exceeds $2,000, the Company anticipates the U.S. Department of Treasury will audit the loan. Although the Company used the proceeds of the Loan for such covered purposes and intends to apply for forgiveness by the end of December 2020, it can provide no assurance that the Company will obtain forgiveness of the Loan in whole or in part.

As the Loan was effective in May 2020, the fair value of the Loan approximates its carrying amount as of September 30, 2020.

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

For the three and nine months ended September 30, 2020 and 2019, a summary of the Company’s lease information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Lease cost:
Operating lease costs	$168	$168	$504	$504
Other information:
Cash paid for operating leases	$177	$172	$527	$513
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$-	$-	$3,042
Weighted average discount rate for operating leases (1)	-	-	-	8%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of September 30, 2020, the weighted average remaining operating lease term was 4.1 years.

As of September 30, 2020, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2020
Remainder of 2020	$178
2021	724
2022	743
2023	765
2024	542
2025 and thereafter	77
Total maturities	$3,029
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$536
Noncurrent operating lease liabilities	2,052
Total operating lease liabilities	$2,588
Difference between the maturities and the present value of operating lease liabilities	$441

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,093 and $1,946 for the three months ended September 30, 2020 and 2019, respectively, and $6,396 and $5,501 for the nine months ended September 30, 2020 and 2019, respectively, under certain data licensing agreements. As of September 30, 2020, material capital commitments under certain data licensing agreements were $9,012, shown as follows:

(In thousands)
Year	September 30, 2020
Remainder of 2020	$1,745
2021	5,615
2022	1,652
Total	$9,012

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

(c) Covid-19 update

In December 2019, a novel strain of coronavirus, now known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions as appropriate, in its approach to minimizing the impact of the Covid-19 pandemic on the Company’s business, results of operations and financial performance. To ensure the health and well-being of its employees, beginning in March 2020, the Company instructed employees at its offices to work from home on a temporary basis. Starting in the second quarter of 2020, the Company implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies which resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, the Company experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter 2020, except for collection customer volume, which was down $1.0 million, primarily attributable to the Company’s idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended September 30, 2020, compared to the three months ended March 31, 2020. The Company expects collection customer transaction volume, including that of its idiVERIFIED service, to return to pre-Covid levels in the first half of 2021. During the second and third quarters of 2020, the Company took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, the Company provided concessions to a total of 152 customers, representing a $342 reduction in minimum committed spend. During the third quarter of 2020, the Company provided concessions to a total of 22 customers, representing a $94 reduction in minimum committed spend.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, the Company received the Loan under the CARES Act as discussed in Note 10 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, the Company implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. The Company began its first phase of employees returning to the Boca Raton, Florida office in June 2020. The Company will continue to assess the need and timing of additional employees returning to the office. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

We presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and legislative compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2020 and 2019, idiCORE had 5,758 and 4,781 billable customers and FOREWARN had 44,927 and 23,853 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue in the last month of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 68% and 71% of total revenue for the three and nine months ended September 30, 2020, respectively, as compared to 66% and 65% for the three and nine months ended September 30, 2019, respectively.

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

In December 2019, a novel strain of coronavirus, now known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. We have taken numerous steps, and will continue to take further actions as appropriate, in our approach to minimizing the impact of the Covid-19 pandemic on our business, results of operations and financial performance. To ensure the health and well-being of our employees, beginning in March 2020, we instructed employees at our offices to work from home on a temporary basis. Starting in the second quarter of 2020, we implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies which resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, we experienced reduced transaction volume in the second and third quarters 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter 2020, except for collection customer volume, which was down $1.0 million, primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended September 30, 2020, compared to the three months ended March 31, 2020. We expect collection customer transaction volume, including that of our idiVERIFIED service, to return to pre-Covid levels in the first half of 2021. During the second and third quarters of 2020, we took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, we provided concessions to a total of 152 customers, representing a $342 reduction in minimum committed spend. During the third quarter of 2020, we provided concessions to a total of 22 customers, representing a $94 reduction in minimum committed spend.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”). We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, we implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. We began our first phase of employees returning to the Boca Raton, Florida office in June 2020. We will continue to assess the need and timing of additional employees returning to the office. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

•	Total revenue increased 12% to $9.3 million. Platform revenue increased 27% to $9.0 million. Services revenue decreased 75% to $0.3 million.
•	Net loss narrowed 7% to $0.9 million.
•	Adjusted EBITDA increased 84% to $2.1 million.
•	Gross profit increased 24% to $5.5 million. Gross margin increased to 59% from 54%.
•	Adjusted gross profit increased 28% to $6.6 million. Adjusted gross margin increased to 71% from 62%.
•	Generated $1.7 million in cash from operating activities in the third quarter.
•	Cash and cash equivalents were $12.4 million as of September 30, 2020.

Third Quarter and Recent Business Highlights

•

Our high-margin, platform revenue demonstrated accelerated growth throughout the third quarter. As a result, we generated a record 71% adjusted gross margin, producing a record adjusted gross profit of $6.6 million. Adjusted EBITDA increased 84% over prior year and increased 130% on a sequential quarter basis to $2.1 million.

•	Increased customer adoption of idiCORE™ with over 380 new customers added to the platform in the third quarter.
•	FOREWARN®, our subscription app-based real estate solution, added over 4,000 users in the third quarter.
•	Strong revenue growth from existing customer expansion. Growth revenue from existing customers increased 116% over prior year and 151% on a sequential quarter basis.

Platform revenue consists of both contractual and transactional revenue generated from our data fusion technology platform, CORE. It includes all revenue generated through our idiCORE and FOREWARN solutions. The cost of platform revenue, which consists primarily of data acquisition costs, remains relatively fixed irrespective of revenue generation. Services revenue consists of revenue generated from our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. The cost of services revenue, which consists primarily of third-party servicer costs, is variable.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on GAAP, excluding interest expense (income), net, depreciation and amortization, share-based compensation expense, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended September 30,		Three Months Ended	Nine Months Ended September 30,
(In thousands)	2020	2019	June 30, 2020	2020	2019
Net loss	$(925)	$(992)	$(2,532)	$(4,938)	$(6,220)
Interest expense (income), net	7	(46)	-	(24)	(123)
Depreciation and amortization	1,118	750	992	3,020	2,049
Share-based compensation expense	1,853	1,407	2,342	6,416	5,290
Write-off of long-lived assets and others	35	18	106	252	95
Adjusted EBITDA	$2,088	$1,137	$908	$4,726	$1,091

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended September 30,		Three Months Ended	Nine Months Ended September 30,
(In thousands)	2020	2019	June 30, 2020	2020	2019
Revenue	$9,267	$8,257	$7,056	$25,623	$21,236
Cost of revenue (exclusive of depreciation and amortization)	(2,703)	(3,122)	(2,587)	(8,582)	(8,843)
Depreciation and amortization of intangible assets	(1,063)	(689)	(934)	(2,847)	(1,860)
Gross profit	5,501	4,446	3,535	14,194	10,533
Depreciation and amortization of intangible assets	1,063	689	934	2,847	1,860
Adjusted gross profit	$6,564	$5,135	$4,469	$17,041	$12,393

Gross margin	59%	54%	50%	55%	50%
Adjusted gross margin	71%	62%	63%	67%	58%

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Revenue. Revenue increased $1.0 million or 12% to $9.3 million for the three months ended September 30, 2020 from $8.3 million for the three months ended September 30, 2019. This increase was driven by strong growth in usage from existing customers, with growth revenue from existing customers increasing $1.5 million or 116%. This growth was partially offset by a decrease in revenue from new customers of $0.7 million or 48%, as a result of Covid-19 related factors. As government mandated stay-at-home orders were lifted and our customers adapted and became more efficient transacting in the Covid-19 environment, our transaction volume returned to pre-Covid levels by the end of the third quarter, with the exception of collection customer volume. Collection customer volume was down $0.8 million, primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended September 30, 2020, as a result of certain government mandated collections moratoria remaining in place during the period. We continued to take a proactive customer centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. Our idiCORE billable customer base grew from 4,781 customers as of September 30, 2019 to 5,758 customers as of September 30, 2020. Our FOREWARN user base grew from 23,853 users to 44,927 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.4 million or 13% to $2.7 million for the three months ended September 30, 2020 from $3.1 million for the three months ended September 30, 2019. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 48% of our total data acquisition costs for the three months ended September 30, 2020 compared to approximately 40% for the three months ended September 30, 2019. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 29% for the three months ended September 30, 2020 from 38% for the three months ended September 30, 2019. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.3 million or 15% to $2.2 million for the three months ended September 30, 2020 from $1.9 million for the three months ended September 30, 2019. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended September 30, 2020 was primarily attributable to an aggregate of $0.3 million increase in salaries and benefits, as we continue to invest in the expansion of our sales organization, and sales commissions from increased revenue.

General and administrative expenses. General and administrative expenses increased $0.6 million or 19% to $4.1 million for the three months ended September 30, 2020 from $3.5 million for the three months ended September 30, 2019. The increase during the three months ended September 30, 2020 was primarily attributable to the $0.4 million increase in share-based compensation expense.

For the three months ended September 30, 2020 and 2019, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.2 million and $1.1 million, share-based compensation expense of $1.7 million and $1.3 million, and professional fees of $0.8 million and $0.6 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 49% to $1.1 million for the three months ended September 30, 2020 from $0.8 million for the three months ended September 30, 2019. The increase in depreciation and amortization for the three months ended September 30, 2020 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2019.

Loss before income taxes. Loss before income taxes narrowed $0.1 million or 9% to $0.9 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019. The decrease in loss before income taxes was primarily attributable to the increase in revenue and decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in share-based compensation expense of $0.5 million, employee salaries and benefits and sales commission of $0.4 million, and depreciation and amortization of $0.3 million.

Income taxes. Income tax expense of $0 was recognized for the three months ended September 30, 2020 and 2019. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2020 and 2019. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. Net loss narrowed $0.1 million or 7% to $0.9 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019, as a result of the foregoing.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Revenue. Revenue increased $4.4 million or 21% to $25.6 million for the nine months ended September 30, 2020 from $21.2 million for the nine months ended September 30, 2019. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $3.8 million or 28% and growth revenue from existing customers increasing $1.8 million or 54%. This growth was partially offset by a decrease in revenue from new customers of $1.2 million or 29%, as a result of Covid-19 related factors. During the second and third quarter of 2020, we experienced reduced transaction volume as a result of government mandated stay-at-home orders and certain moratoria on our customer’s business activities as a result of Covid-19. We continued to take a proactive customer centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. As government mandated stay-at-home orders were lifted and our customers adapted and became more efficient transacting in the Covid-19 environment, our transaction volume returned to pre-Covid levels by the end of the third quarter with the exception of collection customer volume. Collection customer volume was down $0.7 million for the nine months ended September 30, 2020, primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, as a result of certain government mandated collections moratoria remaining in place during the period. Our idiCORE billable customer base grew from 4,781 customers as of September 30, 2019 to 5,758 customers as of September 30, 2020. Our FOREWARN user base grew from 23,853 users to 44,927 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.2 million or 3% to $8.6 million for the nine months ended September 30, 2020 from $8.8 million for the nine months ended September 30, 2019. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 45% of our total data acquisition costs for the nine months ended September 30, 2020 compared to approximately 41% for the nine months ended September 30, 2019. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 33% for the nine months ended September 30, 2020 from 42% for the nine months ended September 30, 2019. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million or 13% to $6.1 million for the nine months ended September 30, 2020 from $5.4 million for the nine months ended September 30, 2019. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the nine months ended September 30, 2020 was primarily attributable to an aggregate of $0.5 million increase in salaries and benefits, as we continue to invest in the expansion of our sales organization, and sales commissions from increased revenue.

General and administrative expenses. General and administrative expenses increased $1.5 million or 14% to $12.8 million for the nine months ended September 30, 2020 from $11.3 million for the nine months ended September 30, 2019. The increase during the nine months ended September 30, 2020 was primarily attributable to the $1.0 million increase in share-based compensation expense.

For the nine months ended September 30, 2020 and 2019, our general and administrative expenses consisted primarily of employee salaries and benefits of $3.4 million and $3.1 million, share-based compensation expense of $6.0 million and $5.0 million, and professional fees of $1.9 million and $1.8 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.0 million or 47% to $3.0 million for the nine months ended September 30, 2020 from $2.0 million for the nine months ended September 30, 2019. The increase in depreciation and amortization for the nine months ended September 30, 2020 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2019.

Loss before income taxes. Loss before income taxes narrowed $1.3 million or 21% to $4.9 million for the nine months ended September 30, 2020 from $6.2 million for the nine months ended September 30, 2019. The decrease in loss before income taxes was primarily attributable to the increase in revenue and the decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in share-based compensation expense of $1.1 million, depreciation and amortization of $1.0 million, and salaries and benefits and sales commission of $0.8 million.

Income taxes. Income tax expense of $0 was recognized for the nine months ended September 30, 2020 and 2019. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2020 and 2019. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. Net loss narrowed $1.3 million or 21% to $4.9 million for the nine months ended September 30, 2020 from $6.2 million for the nine months ended September 30, 2019, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the nine months ended September 30, 2020, net cash provided by operating activities was $4.7 million, primarily the result of the net loss of $4.9 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, and noncash lease expenses) totaling $10.3 million, and the cash used as a result of changes in assets and liabilities of $0.6 million, primarily the result of the decrease in accrued expenses and other current liabilities and operating lease liabilities. For the nine months ended September 30, 2019, net cash provided by operating activities was $0.4 million, primarily the result of the net loss of $6.2 million, adjusted for certain non-cash items, as mentioned above, totaling $8.1 million, and the cash used as a result of changes in assets and liabilities of $1.4 million, primarily the result of the increase in accounts receivable and decrease in operating lease liabilities.

Cash flows used in investing activities. For the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $4.4 million and $4.5 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows provided by financing activities. For the nine months ended September 30, 2020, net cash provided by financing activities was $0.3 million. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing the Loan in the principal amount of $2.2 million under the CARES Act. The Loan has a two-year term and matures on May 5, 2022. The interest rate on the Loan is 1.0% per annum. Payments can be deferred until loan forgiveness is determined, or if we do not apply for forgiveness, then 10 months after the covered period ends. We intend to apply for forgiveness by the end of December 2020. In addition, we paid taxes of $1.8 million related to the net share settlement of vesting of restricted stock units during the nine months ended September 30, 2020. For the nine months ended September 30, 2019, net cash provided by financing activities of $7.4 million was as a result of the net proceeds raised through a registered direct offering in August 2019.

As of September 30, 2020, we had material commitments under certain data licensing agreements of $9.0 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $0.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $4.9 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had a total shareholders’ equity balance of $43.2 million.

As of September 30, 2020, we had cash and cash equivalents of approximately $12.4 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global spread of Covid-19 and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates and health care advisories, we have altered certain aspects of our operations. A certain segment of our employee base continues to work from home, which may impact productivity. We have curtailed company travel to ensure the safety of our employees, customers, vendors, and shareholders. The economic disruption has adversely impacted many of our customers and vendors.

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

On May 5, 2020, we received funding of $2,152,000 under the CARES Act Loan. The Loan application required us to certify, among other things, that the current economic uncertainty made the Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the Loan, the certification described above does not contain any objective criteria and is subject to interpretation. If, despite our good faith belief that we satisfied all eligibility requirements for the Loan, we are found to have been ineligible to receive the Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the Loan. We intend to seek forgiveness of all or a portion of the Loan. As such, we will be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the Loan may result in adverse publicity and damage to our reputation, and a review or audit by a government entity could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 9, 2020, the Company and each of Derek Dubner, Chief Executive Officer, James Reilly, President, Daniel MacLachlan, Chief Financial Officer and Jeffrey Dell, Chief Information Officer entered into an amendment to their respective employment agreements which extended the term expiration date by three years, from March 26, 2021 to March 26, 2024.

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

November 10, 2020		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)