Form 10-K
period 2020-12-31
Red Violet, Inc.
filed 2021-03-10
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $113.4 million.

The number of shares outstanding of the registrant’s common stock, as of March 8, 2021, was 12,200,077.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our intelligent platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive wokflow efficiency and enable organizations to make better data-driven decisions.

Organizations are challenged by the structure, volume and disparity of data. Our platform and applications transform the way our customers interact with information, presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public-record, proprietary and publicly-available data, our differentiated information and innovative platform and solutions deliver intelligence relating to all things identity – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2020 and 2019, idiCORE had 5,726 and 5,064 billable customers and FOREWARN had 48,377 and 30,577 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 73% and 65% of total revenue for the years ended December 31, 2020 and 2019, respectively.

We endeavor to understand our customers’ needs at the moment of first engagement. We continuously engage with our customers and evaluate their usage of our solutions throughout their life cycle, to maximize utilization of our solutions and, hence, their productivity. Our go-to-market strategy leverages (a) an inside sales team that cultivates relationships, and ultimately closes business, with their end-user markets, (b) a strategic sales team that provides a more personal, face-to-face approach for major accounts within certain industries, and (c) distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. We employ a “land and expand” approach. Our sales model generally begins with a free trial followed by an initial purchase on a transactional basis or minimum-committed monthly spend. As organizations derive benefits from our solutions, we are able to expand within organizations as additional use cases are presented across departments, divisions and geographic locations and customers become increasingly reliant on our solutions in their daily workflow.

On March 26, 2018, Cogint, Inc. (“cogint”) (now known as Fluent, Inc.) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”).

For the years ended December 31, 2020 and 2019, we had revenue of $34.6 million and $30.3 million, net loss of $6.8 million and $11.1 million, and adjusted EBITDA of $5.9 million and $1.9 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest expense (income), net, depreciation and amortization, share-based compensation expense, write-off of long-lived assets and others, and sales and use tax expense, as noted in the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our products and solutions today consists primarily of organizations within the risk management industry.

The data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile and social media. International Data Corporation, a global provider of market intelligence and advisory services, estimates that worldwide revenue for data and business analytics services is expected to reach $274.3 billion in the year 2022, representing a compound annual growth rate (“CAGR”) of 13.2% from 2018 through 2022. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and address their mission-critical business functions. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarkets, the risk analytics market is projected to grow to $45.9 billion by 2024, representing CAGR of 14.8% from 2019 through 2024, with North America estimated to hold the largest market share in the risk analytics market. Risk and fraud analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, legislative compliance and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment and mitigation of counterparty risk.

Key Challenges Facing our Customers

We believe our products and solutions address the challenges that the industry faces today, which include:

Actionable Insights Through A Single Platform— As the velocity and volume of data continues to grow exponentially, enterprises have become overwhelmed with data and their inability to glean actionable insights from such data to derive successful business decisions in real-time. Customers demand full-suite, turn-key solutions that are agile, flexible, and available on-demand in order to gain the speed, scale and insight necessary to drive their business models. As the breadth and depth of data increases, organizations will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics applications necessary to function across multiple channels. The accelerating digitization of human interactions, and the corresponding generation of the data resulting therefrom, is driving demand for data capture, management and analysis software. As a result, customers are looking for flexible and efficient solutions to unify disparate and often siloed sets of not only transactional data but also demographic, ethnographic and behavioral data as well, in order to provide insights that are truly actionable.

Cost and Performance Pressures—As customers face constant cost pressures, they are increasingly dependent upon extracting greater value from information solutions. Whether it is identity verification, managing risk, or regulatory compliance, customers are increasingly more sophisticated, requiring enhanced performance that provides fast, accurate, and cost-effective solutions to satisfy their business objectives. Improving performance can mean delivering the right information at the right time at greater scale, or providing the most intuitive information as rapidly as possible to capitalize on opportunities or reduce risk. Superior analytics with unified data assets delivers competitive advantages to our customers as they cope with these pressures.

Delivering Solutions for Complex Problems Using Scalable Analytics—The larger and more complex a data set, the more difficult it is to derive and provide sustained levels of performance and insight. The highly-fragmented nature of data across multiple mediums and often siloed within organizations, the historical proliferation of data augmented by the recent acceleration of the digital transformation, and lack of robust technology inhibits the ability to create a unified data asset. There is an inherent need for information solutions that allow organizations to leverage unified data assets for actionable intelligence in support of their operational workflows and in a more efficient manner.

Our Competitive Strengths

We believe our leading-edge technology platform, massive database, and dynamic and intuitive solutions deliver superior capabilities to our customers. Our solutions enable our customers to make more informed inquiries regarding their challenges and better decisions to solve their most complex problems. We believe the following competitive strengths will continue to deliver an unrivaled value proposition that further drives our differentiation:

Transformative and Innovative Technology Platform—Through the power of our platform, CORE, we offer a comprehensive suite of information solutions. Our cloud-native, data and industry agnostic platform enables us to assimilate, structure, and unify billions of disparate records to create comprehensive views that provide identity intelligence, and to present these insights in real-time via analytical interfaces. We believe our platform’s speed, power, extensibility and scalability are key differentiators in the marketplace.

Massive Unified Data Asset—Data is the lifeblood of our technology platform, and of modern society. We leverage our CORE platform to build massive proprietary datasets and apply analytics in real-time to provide actionable insights. Our data is compiled from a myriad of online and offline sources, both structured and unstructured, including public record, publicly-available, proprietary, and self-reported data. Public record data includes personally identifiable information, as well as property, identity, bankruptcy, lien, judgment, automotive, phone and other information aggregated from companies specializing in data aggregation, public record databases, and publicly-available sources. Proprietary data is internally generated data unified by proprietary algorithms and analytic processes. Through next-generation technology and proprietary algorithms, we efficiently ingest these datasets, structure them into normalized form, and unify the data to resolve unique identities so as to create an actionable, real-time view of the information for various use cases, delivering greater intelligence to our customers and enhancing their decision-making capabilities across all markets and industries.

Our Platform and Solutions

Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public-record, proprietary and publicly-available data, our differentiated information and innovative platform and solutions deliver intelligence relating to all things identity – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

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

Our Strategy

We are committed to developing innovative technology and using our analytical capabilities to deliver solutions that transform the way organizations interact with information. We are advancing our business through the following strategic approach:

•

Transform Data Into Intelligence—Our massive, unified data asset, integrated with our leading technology platform and solutions, delivers actionable intelligence to organizations across diverse industries. As the digital transformation accelerates, the data generated therefrom increases rapidly. Derived semantic insight increases exponentially with each new data asset, creating compounded additional value that can be used by supervised and unsupervised machine learning algorithms. As we identify, assimilate and unify these new data assets, our solutions expand in applicability to larger-sized customers as well as additional industries and uses cases within.

•    Widen Our Technology Lead—Unlike legacy technologies, our platform was built in the cloud from the ground up. Due to its cloud-native construct, CORE demonstrates increased speed and scalability as compared to legacy constructs. As competitors invest millions of dollars transitioning platforms from dated infrastructures to primarily hybrid-cloud environments, we are advancing and expanding our cloud-native technology and functionality to meet customer need, as customers increasingly rely on the speed, reliability, security, scalability and efficiencies that only the cloud delivers.  We will continue to invest in our technology and people to widen our lead over competitive technologies.

•    Enhance Functionality and Develop New Products—We operate with a relentless focus on innovation and the customer experience. Customers rely on our solutions to solve complex problems, to make better data-driven decisions, and to produce greater efficiencies in their workflow. We are devoted to enhancing the functionality of our current solutions and to developing new products, to enable more intelligent interaction with information and to become further engrained in the daily workflows of our customers.  As we introduce greater functionality and additional products, it will serve to expand the applications of our solutions, and increase the opportunities whereby our customers can solve for existing and evolving problems generated by disparate and siloed data assets.

Our Competition

Competition in the data and analytics sector centers on innovation, product stability, pricing and customer service. The market for our products and services is highly competitive and is subject to constant change. We compete on the basis of innovative technology, differentiated solutions, analytical capabilities, integration with our clients’ technology, client relationships, service stability, and price. We believe we are well-positioned to effectively compete on all fronts.

Our competitors vary widely in size and nature of the products and services they offer. There are a large number of competitors who offer products and services in specialized areas, such as fraud prevention, risk management and decisioning solutions. We believe our innovative technology, analytical capabilities, robust and unified database, and the intelligent design of our cloud-native infrastructure will allow us to differentiate ourselves from our competition in flexibility, capability, service and price.

Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

Certain companies in the data and analytics sector have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large data and analytics vendors. Increased competition in the data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

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

During the year ended December 31, 2020, no individual customer accounted for more than 10% of total revenue. During the year ended December 31, 2019, one individual customer accounted for 15% of total revenue.

As of December 31, 2020 and 2019, no individual customer accounted for more than 10% of the Company’s accounts receivable.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public record databases. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for 46% of our total data acquisition costs for the year ended December 31, 2020 compared to 40% for the year ended December 31, 2019. The initial term of the agreement, as amended, with this supplier ends April 30, 2022, and continues thereafter on a month-to-month basis unless and until either party provides the other with a minimum of 30 days’ written notice of termination. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 150 days’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. The remaining minimum purchase commitments through the end of the initial term is $5.7 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

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

Management Team

Our management team has a track record of strong performance and significant expertise in the markets we serve. We have built the leading companies in our industry, creating significant shareholder value. We continue to attract and retain experienced management talent for our business. Our team has deep knowledge of the data and analytics sector and expertise across the various industries that we serve. Our team has overseen the expansion of our proprietary technology platform while managing ongoing initiatives, including the transition from a development-focused company to a sales-driven company. As a result, we are well positioned to continue to successfully drive growth organically.

Our Employees

We employ a total of 126 employees, all full-time, as of December 31, 2020. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2020 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2020 Form 10-K and is not incorporated by reference in this 2020 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 49, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the spin-off from cogint on March 26, 2018. Mr. Dubner was appointed as Interim Chairman of our board of directors in September 2018 and as Chairman of our board of directors in April 2020. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as cogint’s Co-Chief Executive Officer from March 2015 until March 2016. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 46, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 42, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over a decade of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an Independent Director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS, after it acquired substantially all of the assets of TLO, through a 363 sale process in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 49, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Coronavirus Pandemic Risks

The ongoing and developing Covid-19 pandemic and the global attempt to contain it may adversely impact our business, our future results of operations and our overall financial performance.

The global spread of a novel strain of coronavirus, known as Covid-19, and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates and health care advisories, we have altered certain aspects of our operations. A certain segment of our employee base continues to work from home, which may impact productivity. We have curtailed company travel to ensure the safety of our employees, customers, vendors, and shareholders. The economic disruption has adversely impacted many of our customers and vendors.

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

Cybersecurity and Technology Risks

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

If we fail to respond to rapid technological changes in the data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.

The data and analytics sector is characterized by rapidly changing technology, frequent product introductions, and continued evolution of new industry standards. As a result, our success depends upon our ability to develop and introduce in a timely manner new products and services and enhancements to existing products and services that meet changing customer requirements and evolving industry standards. The development of technologically advanced product solutions is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products and services successfully in a timely manner. Further, we or our competitors may introduce new products or services or product enhancements that shorten the life cycle of existing products or services or cause existing products or services to become obsolete.

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

We also rely heavily on large information technology databases and the ability to provide services using that information from those databases. A party who is able to breach the security measures on our networks or who otherwise is able to access our system through unauthorized means could misappropriate either our proprietary information or the personal information of consumers that we collect, or otherwise cause interruptions or malfunctions to our operations. Hacking of computer data systems is a growing problem throughout the United States. If we grow and obtain more visibility, we may be more vulnerable to hacking or other attempts to gain unauthorized access to our system. Moreover, the increased use of mobile devices also increases the risk of intentional and unintentional theft or disclosure of data including personal information. We may be unable to anticipate all of these vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. Any security incident may also result in a misappropriation of our proprietary information or that of our users, clients, and third-party vendors, which could result in legal and financial liability, as well as harm to our reputation.

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

Privacy concerns relating to the collection, use, accuracy, correction and sharing of personal information and any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain clients, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs which our insurance policies may not adequately cover and we may need to expend significant resources to protect against security breaches and comply with the multitude of state and federal laws regarding data privacy and data breach notification obligations.

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

Legal, Regulatory and Compliance Risks

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the GLBA, the DPPA, the FTC Act, and various other federal, state and local laws and regulations. These laws and regulations, which generally are designed to protect the privacy of the public and to prevent the misuse of personal information are complex, change frequently and have tended to become more stringent over time. We have already incurred significant expenses in our endeavors to ensure compliance with these laws.

Currently, public concern is high with regard to the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data and other behavioral data. In addition, many consumer advocates, privacy advocates, legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy and have become increasingly concerned with the collection and use of this type of personal information. As a result, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to provide consumers with greater transparency and control over their personal data. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to certain businesses that collect personal information from California residents and establishes several consumer rights, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. The CCPA exempts much of the data covered by the GLBA and DPPA, and therefore much of our data is not subject to the CCPA. On November 3, 2020, California adopted the California Privacy Rights Act (the “CPRA”), which amends and expands the CCPA. It is anticipated that most of the substantive provisions of the CPRA will go into effect in 2023.

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

On May 5, 2020, we received funding of $2,152,000 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The Loan application required us to certify, among other things, that the current economic uncertainty made the Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the Loan, the certification described above does not contain any objective criteria and is subject to interpretation. If, despite our good faith belief that we satisfied all eligibility requirements for the Loan, we are found to have been ineligible to receive the Loan or in violation of any of the laws or governmental regulations that apply to us in connection with the Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the Loan. We submitted an application for forgiveness of the Loan in November 2020. As a result, we were required to make certain certifications which are subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, review or audit by a governmental entity could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

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

Since the Spin-off and through December 31, 2020, we issued an aggregate of 1,444,468 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended (the “2018 Plan”). Also, as of December 31, 2020, 20,667 shares underlying awards made under the 2018 Plan have vested but have not been delivered, and an additional 1,764,450 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2024. Pursuant to the 2018 Plan, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition. Pursuant to the potential plans, our board of directors may grant stock options, RSUs, or other equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2020, officers and directors of the Company owned 8% of our common stock (13% on a fully diluted basis). In addition, two other significant stockholders of the Company owned 38% of our common stock (35% on a fully diluted basis). As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Although we expect that we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2020, we issued an aggregate of 681,000 shares of our common stock in connection with a registered direct offering. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

Business and Operations Risks

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

•	unforeseen, hidden or fraudulent liabilities;

•	our difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;
•	our difficulties in integrating and retaining key management, sales, research and development, production and other personnel;
•	the potential loss of key employees, customers or distribution partners of the acquired business;
•	our difficulties in incorporating the acquired business into our organization;
•	the potential loss of customers, distributors or suppliers;
•	our difficulties in integrating or expanding information technology systems and other business processes to accommodate the acquired business;
•	the risks associated with integrating financial reporting and internal control systems, including the risk that significant deficiencies or material weaknesses may be identified in acquired entities;
•	the potential for future impairments of goodwill and other intangible assets if the acquired business does not perform as expected;
•	the inability to obtain necessary government approvals for the acquisition, if any; and
•	our successfully operating the acquired business.

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

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Derek Dubner, our Chief Executive Officer and Chairman, James Reilly, our President, Daniel MacLachlan, our Chief Financial Officer and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. The loss of the services of these key individuals and the process to replace these individuals would involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

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

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from strategic partners and various government and public record databases. In some cases, we compete with our data providers. Our data providers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

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

The market for our products and services is intensely competitive. There are numerous companies competing with us in various segments of the data and analytics sector, and their products and services may have advantages over our products and services in areas such as conformity to existing and emerging industry standards, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.

Our principal competitors in the data and analytics sector include Palantir, RELX Group (LexisNexis), TransUnion, and Thomson Reuters. Current and potential competitors may have one or more of the following significant advantages:

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

Consolidation in the data and analytics sector may limit market acceptance of our products and services.

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

Item 3. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

As of March 8, 2021, there were 12,200,077 shares of our common stock issued and outstanding. As of March 8, 2021, there were 31 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K (“2020 Form 10-K”). This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our intelligent platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive wokflow efficiency and enable organizations to make better data-driven decisions.

Organizations are challenged by the structure, volume and disparity of data. Our platform and applications transform the way our customers interact with information, presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public-record, proprietary and publicly-available data, our differentiated information and innovative platform and solutions deliver intelligence relating to all things identity – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2020 and 2019, idiCORE had 5,726 and 5,064 billable customers and FOREWARN had 48,377 and 30,577 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 73% and 65% of total revenue for the years ended December 31, 2020 and 2019, respectively.

We endeavor to understand our customers’ needs at the moment of first engagement. We continuously engage with our customers and evaluate their usage of our solutions throughout their life cycle, to maximize utilization of our solutions and, hence, their productivity. Our go-to-market strategy leverages (a) an inside sales team that cultivates relationships, and ultimately closes business, with their end-user markets, (b) a strategic sales team that provides a more personal, face-to-face approach for major accounts within certain industries, and (c) distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. We employ a “land and expand” approach. Our sales model generally begins with a free trial followed by an initial purchase on a transactional basis or minimum-committed monthly spend. As organizations derive benefits from our solutions, we are able to expand within organizations as additional use cases are presented across departments, divisions and geographic locations and customers become increasingly reliant on our solutions in their daily workflow.

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

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. We have taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on our business, results of operations and financial performance. To ensure the health and well-being of our employees, beginning in March 2020, we instructed employees at our offices to work from home on a temporary basis. Starting in the second quarter of 2020, we implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, we experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter 2020, except for collection customer volume. Collection customer transaction volume remained below pre-Covid levels during the fourth quarter of 2020, down $0.9 million, primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended December 31, 2020, compared to the three months ended March 31, 2020. We expect collection customer transaction volume, including that of our idiVERIFIED service, to return to pre-Covid levels in the second half of 2021. Beginning the second quarter of 2020, we took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, we provided concessions to a total of 152 customers, representing a $342 thousand reduction in minimum committed spend. During the third quarter of 2020, we provided concessions to a total of 22 customers, representing a $94 thousand reduction in minimum committed spend. During the fourth quarter of 2020, we provided concessions to a total of 7 customers, representing a $32 thousand reduction in minimum committed spend. We continue to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to our employees, our customers, and the communities in which we operate. These measures may result in inefficiencies, delays and additional costs to our business. The Covid-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”). We submitted an application for forgiveness of the Loan in November 2020. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, we implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. We began our first phase of employees returning to the Boca Raton, Florida office in June 2020. We will continue to assess the need and timing of additional employees returning to the office. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the data and analytics sector in the United States:

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

•

Our revenue is also significantly influenced by industry trends, including the demand for business analytics services in the industries we serve. Companies are increasingly relying on business analytics and related technologies to help process data in a cost-efficient manner. As customers have gained the ability to rapidly aggregate data generated by their own activities, they are increasingly expecting access to real-time data and analytics from their service providers as well as solutions that fully integrate into their workflows. The increasing number and complexity of regulations centered around data and provision of information services makes operations for businesses in the data and analytic sector more challenging.

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

•

Certain companies in the data and analytics sector have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large data and analytics vendors. Increased competition in the data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. Our performance obligation is to provide on demand solutions to our customers by leveraging our proprietary technology and applying machine learning and advanced analytics to our massive data assets. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. Our revenue is recorded net of applicable sales taxes billed to customers.

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

Revenue is recognized over a period of time since the performance obligation is delivered in a series. Our customers simultaneously receive and consume the benefits provided by our performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. Our revenue arrangements do not contain significant financing components.

For the years ended December 31, 2020 and 2019, 73% and 65% of total revenue was attributable to customers with pricing contracts, respectively, versus 27% and 35% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2020 and 2019, the balance of deferred revenue was $0.5 million and $0.1 million, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2019, $0.1 million was recognized into revenue during the year ended December 31, 2020.

As of December 31, 2020, $1.3 million of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months. $1.0 million of revenue will be recognized in 2021, $0.3 million in 2022, $18 thousand in 2023, and $7 thousand in 2024. The actual timing of recognition may vary due to factors outside of our control. We exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.04 million as of December 31, 2020 and 2019.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2020 and 2019, we had a valuation allowance of $7.6 million and $5.1 million, respectively. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

On October 1, 2020 and 2019, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We concluded that goodwill was not impaired as of December 31, 2020 and 2019.

For purposes of reviewing impairment and the recoverability of goodwill, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit, including market multiples, discount rates, etc.

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

We concluded there was no impairment as of December 31, 2020 and 2019.

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

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2020, we have deemed the achievement of the performance-based criteria to be probable for all share-based awards with performance-based vesting criteria.

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

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (t) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019:

•	Total revenue decreased 1% to $9.0 million. Platform revenue increased 12% to $8.6 million. Services revenue decreased 74% to $0.4 million.
•	Net loss narrowed 61% to $1.9 million.
•	Adjusted EBITDA increased 49% to $1.2 million.
•	Gross profit increased 5% to $5.1 million. Gross margin increased to 57% from 54%.
•	Adjusted gross profit increased 11% to $6.3 million. Adjusted gross margin increased to 70% from 62%.
•	Generated $1.8 million in cash from operating activities in the fourth quarter.
•	Cash and cash equivalents were $13.0 million as of December 31, 2020.

Full Year Financial Results

For the year ended December 31, 2020 as compared to the year ended December 31, 2019:

•	Total revenue increased 14% to $34.6 million. Platform revenue increased 26% to $32.5 million. Services revenue decreased 54% to $2.0 million.
•	Net loss narrowed 38% to $6.8 million.
•	Adjusted EBITDA increased 213% to $5.9 million.
•	Gross profit increased 26% to $19.3 million. Gross margin increased to 56% from 51%.
•	Adjusted gross profit increased 29% to $23.3 million. Adjusted gross margin increased to 67% from 60%.
•	Generated $6.5 million in cash from operating activities in 2020.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on US GAAP, excluding interest expense (income), net, depreciation and amortization, share-based compensation expense, write-off of long-lived assets and others, and sales and use tax expense, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2020	2019	2020	2019
Net loss	$(1,875)	$(4,856)	$(6,813)	$(11,076)
Interest expense (income), net	6	(13)	(18)	(136)
Depreciation and amortization	1,196	840	4,216	2,889
Share-based compensation expense	1,648	4,623	8,064	9,913
Write-off of long-lived assets and others	222	3	474	98
Sales and use tax expense	-	205	-	205
Adjusted EBITDA	$1,197	$802	$5,923	$1,893

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2020	2019	2020	2019
Revenue	$8,963	$9,050	$34,586	$30,286
Cost of revenue (exclusive of depreciation and amortization)	(2,694)	(3,414)	(11,276)	(12,257)
Depreciation and amortization of intangible assets	(1,143)	(777)	(3,990)	(2,637)
Gross profit	5,126	4,859	19,320	15,392
Depreciation and amortization of intangible assets	1,143	777	3,990	2,637
Adjusted gross profit	$6,269	$5,636	$23,310	$18,029

Gross margin	57%	54%	56%	51%
Adjusted gross margin	70%	62%	67%	60%

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

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue. Revenue increased $4.3 million or 14% to $34.6 million for the year ended December 31, 2020 from $30.3 million for the year ended December 31, 2019. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $3.8 million or 19% and growth revenue from existing customers increasing $1.9 million or 40%. This growth was partially offset by a decrease in revenue from new customers of $1.4 million or 26%, as a result of Covid-19 related factors. During the second and third quarters of 2020, we experienced reduced transaction volume as a result of government mandated stay-at-home orders and certain moratoria on our customer’s business activities as a result of Covid-19. During this time, we continued to take a proactive customer centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. As government mandated stay-at-home orders were lifted and our customers adapted and became more efficient transacting in the Covid-19 environment, our transaction volume returned to pre-Covid levels by the end of the third quarter with the exception of collection customer volume. As a result of certain government mandated collections moratoria remaining in place during the period, collection customer volume was down $1.6 million for the year ended December 31, 2020. This was primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. Our idiCORE billable customer base grew from 5,064 customers as of December 31, 2019 to 5,726 customers as of December 31, 2020. Our FOREWARN user base grew from 30,577 users as of December 31, 2019 to 48,377 users as of December 31, 2020. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $1.0 million or 8% to $11.3 million for the year ended December 31, 2020 from $12.3 million for the year ended December 31, 2019. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% of our total data acquisition costs for the year ended December 31, 2020 compared to 40% for the year ended December 31, 2019. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 33% for the year ended December 31, 2020 from 40% for the year ended December 31, 2019. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.6 million or 8% to $8.1 million for the year ended December 31, 2020 from $7.5 million for the year ended December 31, 2019. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the year ended December 31, 2020 was primarily attributable to the $0.6 million increase in salaries and benefits and sales commissions from increased revenue.

General and administrative expenses. General and administrative expenses decreased $1.0 million or 5% to $17.8 million for the year ended December 31, 2020 from $18.8 million for the year ended December 31, 2019. The decrease during the year ended December 31, 2020 was primarily attributable to the $2.0 million decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits of $0.6 million.

For the years ended December 31, 2020 and 2019, our general and administrative expenses consisted primarily of employee salaries and benefits of $5.3 million and $4.7 million, share-based compensation expense of $7.5 million and $9.5 million, and professional fees of $2.8 million and $2.6 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.3 million or 46% to $4.2 million for the year ended December 31, 2020 from $2.9 million for the year ended December 31, 2019. The increase in depreciation and amortization for the year ended December 31, 2020 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2019.

Loss before income taxes. We had a loss before income taxes of $6.8 million for the year ended December 31, 2020 as compared to $11.1 million for the year ended December 31, 2019. The decrease in loss before income taxes was primarily attributable to the increase in revenue of $4.3 million, the decrease in our cost of revenue of $1.0 million and share-based compensation expense of $1.8 million, which was partially offset by the increase in depreciation and amortization of $1.3 million, and salaries and benefits and sales commission of $1.2 million.

Income taxes. Income tax expense of $0 was recognized for the years ended December 31, 2020 and 2019. A full valuation allowance on the deferred tax assets was recognized as of December 31, 2020 and 2019. See Note 8, “Income Taxes,” included in “Notes to Consolidated Financial Statements,” for details.

Net loss. A net loss of $6.8 million was recognized for the year ended December 31, 2020 as compared to $11.1 million for the year ended December 31, 2019, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the year ended December 31, 2020, net cash provided by operating activities was $6.5 million, primarily the result of the net loss of $6.8 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, and noncash lease expenses) totaling $13.5 million, and the cash used as a result of changes in assets and liabilities of $0.2 million, primarily the result of the decrease in accrued expenses and other current liabilities and operating lease liabilities. For the year ended December 31, 2019, net cash provided by operating activities was $1.6 million, primarily the result of the net loss of $11.1 million, adjusted for certain non-cash items, as mentioned above, totaling $13.8 million, and the cash used as a result of changes in assets and liabilities of $1.1 million, primarily the result of the increase in accounts receivable following the increase in revenue, partially offset by the increase in accrued expenses and other current assets.

Cash flows used in investing activities. Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $5.7 million and $6.0 million, respectively, primarily as a result of capitalized costs included in intangible assets of $5.5 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively.

Cash flows provided by financing activities. For the year ended December 31, 2020, net cash provided by financing activities was $0.3 million. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing the Loan in the principal amount of $2.2 million under the CARES Act. The Loan has a two-year term and matures on May 5, 2022. The interest rate on the Loan is 1.0% per annum. Payments can be deferred until loan forgiveness is determined, or if we do not apply for forgiveness, then 10 months after the covered period ends. We applied for forgiveness of the Loan in November 2020. In addition, we paid taxes of $1.8 million related to the net share settlement of vesting of restricted stock units during the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2019 was $6.2 million as a result of $7.4 million raised through a registered direct offering in August 2019, which was partially offset by the taxes paid related to net share settlement of vesting of restricted stock units of $1.3 million.

As of December 31, 2020, we had material commitments under certain data licensing agreements of $10.9 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $6.8 million and $11.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had a total shareholders’ equity balance of $43.3 million.

As of December 31, 2020, we had cash and cash equivalents of $13.0 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•	The ongoing and developing Covid-19 pandemic and the global attempt to contain it may adversely impact our business, our future results of operations and our overall financial performance.
•

Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

•	If we fail to respond to rapid technological changes in the data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.
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

•	Our CARES Act Loan may be subject to regulatory review resulting from unclear subjective and objective eligibility requirements for the loan.
•	Our stock price has been and may continue to be volatile, and the value of an investment in our common stock may decline.
•	Future issuances of shares of our common stock in connection with acquisitions or pursuant to our stock incentive plan could have a dilutive effect on your investment.
•	The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.
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

•	We could lose our access to data sources which could prevent us from providing our services.
•	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.
•	We face intense competition from both start-up and established companies that may have significant advantages over us and our products.
•	There may be further consolidation in our end-customer markets, which may adversely affect our revenue.
•	To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.
•	If our newer products do not achieve market acceptance, revenue growth may suffer.
•	Our products and services can have long sales and implementation cycles, which may result in substantial expenses before realizing any associated revenue.
•	If our outside service providers and key vendors are not able to or do not fulfill their service obligations, our operations could be disrupted and our operating results could be harmed.

•	Consolidation in the data and analytics sector may limit market acceptance of our products and services.
•	We may incur substantial expenses defending against claims of infringement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was effective as of December 31, 2020, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.	10-K	001-38407	4.1	March 12, 2020
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.3+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.5+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.6	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.7+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	August 8, 2018
10.8+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.9+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.10	Securities Purchase Agreement, dated as of August 28, 2019.	8-K	0001-38407	10.1	August 28, 2019
10.11+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-K	001-38407	10.13	March 12, 2020
10.12	Promissory Note dated May 5, 2020, by and between Red Violet, Inc. and Legacy Bank of Florida.	10-Q	001-38407	10.1	May 11, 2020
10.13+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 4, 2020
10.14	Separation Agreement dated February 16, 2021 by and between Red Violet, Inc. and Michael Brauser.	8-K	001-38407	10.1	February 17, 2021
10.15+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Derek Dubner.					X
10.16+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and James Reilly.					X
10.17+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Daniel MacLachlan.					X
10.18+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Jeffrey Dell.					X
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

March 10, 2021		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Chairman	March 10, 2021
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 10, 2021
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ Steven D. Rubin	Director	March 10, 2021
Steven D. Rubin

/s/ Peter Benz	Director	March 10, 2021
Peter Benz

/s/ Robert Swayman	Director	March 10, 2021
Robert Swayman

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

March 10, 2021

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$12,957	$11,776
Accounts receivable, net of allowance for doubtful accounts of $38 and $40 as of December 31, 2020 and 2019, respectively	3,201	3,543
Prepaid expenses and other current assets	581	722
Total current assets	16,739	16,041
Property and equipment, net	558	660
Intangible assets, net	27,170	24,034
Goodwill	5,227	5,227
Right-of-use assets	2,161	2,620
Other noncurrent assets	139	289
Total assets	$51,994	$48,871
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,075	$2,138
Accrued expenses and other current liabilities	1,458	1,571
Current portion of operating lease liabilities	552	491
Current portion of long-term loan	449	-
Deferred revenue	504	128
Total current liabilities	5,038	4,328
Noncurrent operating lease liabilities	1,908	2,459
Long-term loan	1,703	-
Total liabilities	8,649	6,787
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2020 and 2019	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 12,167,327 and 11,657,912 shares issued, 12,167,327 and 11,554,765 shares outstanding, as of December 31, 2020 and 2019	13	12
Treasury stock, at cost, 0 and 103,147 shares as of December 31, 2020 and 2019	-	(1,255)
Additional paid-in capital	66,005	59,187
Accumulated deficit	(22,673)	(15,860)
Total shareholders' equity	43,345	42,084
Total liabilities and shareholders' equity	$51,994	$48,871

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2020	2019
Revenue	$34,586	$30,286
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,276	12,257
Sales and marketing expenses	8,098	7,528
General and administrative expenses	17,827	18,824
Depreciation and amortization	4,216	2,889
Total costs and expenses	41,417	41,498
Loss from operations	(6,831)	(11,212)
Interest income, net	18	136
Loss before income taxes	(6,813)	(11,076)
Income taxes	-	-
Net loss	$(6,813)	$(11,076)
Loss per share:
Basic and diluted	$(0.57)	$(1.03)
Weighted average number of shares outstanding:
Basic and diluted	11,863,413	10,762,881

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2018	10,266,613	$10	-	$-	$41,052	$(4,784)	$36,278
Vesting of restricted stock units	710,299	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(103,147)	(1,255)	-	-	(1,255)
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $55	681,000	1	-	-	7,435	-	7,436
Share-based compensation	-	-	-	-	10,701	-	10,701
Net loss	-	-	-	-	-	(11,076)	(11,076)
Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	734,170	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(121,608)	(1,828)	-	-	(1,828)
Retirement of of treasury stock	(224,755)	-	224,755	3,083	(3,083)	-	-
Share-based compensation	-	-	-	-	9,902	-	9,902
Net loss	-	-	-	-	-	(6,813)	(6,813)
Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,813)	$(11,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,216	2,889
Share-based compensation expense	8,064	9,913
Write-off of long-lived assets	337	30
Provision for bad debts	406	582
Noncash lease expenses	459	422
Interest expense	12	-
Changes in assets and liabilities:
Accounts receivable	(64)	(1,860)
Prepaid expenses and other current assets	141	212
Other noncurrent assets	63	339
Accounts payable	(63)	(108)
Accrued expenses and other current liabilities	(125)	639
Deferred revenue	376	102
Operating lease liabilities	(490)	(437)
Net cash provided by operating activities	6,519	1,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(154)	(90)
Capitalized costs included in intangible assets	(5,508)	(5,912)
Net cash used in investing activities	(5,662)	(6,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	-	7,436
Proceeds from long-term loan	2,152	-
Taxes paid related to net share settlement of vesting of restricted stock units	(1,828)	(1,255)
Net cash provided by financing activities	324	6,181
Net increase in cash and cash equivalents	$1,181	$1,826
Cash and cash equivalents at beginning of period	11,776	9,950
Cash and cash equivalents at end of period	$12,957	$11,776
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$1,838	$788
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$3,042
Operating lease liabilities arising from obtaining right-of-use assets	$-	$3,387

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is a software and services company building proprietary technologies and applying analytical capabilities to deliver identity intelligence. The Company’s technology powers critical solutions, which empower organizations to operate with confidence. The Company’s solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s intelligent platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company drives wokflow efficiency and enable organizations to make better data-driven decisions.

Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, the Company provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public-record, proprietary and publicly-available data, the Company’s differentiated information and innovative platform and solutions deliver intelligence relating to all things identity – entities, relationships, affiliations, interactions, and events. The Company’s solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

The Company has only one operating segment, as defined by ASC 280, “Segment Reporting.”

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements have been prepared by red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company reported a net loss of $6,813 and $11,076 for the years ended December 31, 2020 and 2019, respectively. Net cash provided by operating activities was $6,519 and $1,647 for the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had an accumulated deficit of $22,673.

As of December 31, 2020, the Company had available cash and cash equivalents of $12,957, an increase of $1,181 from $11,776 as of December 31, 2019. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months from the date the financials are issued.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires red violet’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amount of goodwill and intangible assets, share-based compensation and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $12,957 and $11,776 as of December 31, 2020 and 2019, respectively.

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

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $38 and $40 as of December 31, 2020 and 2019, respectively.

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

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2020 and 2019, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The measurement date of the Company’s annual goodwill impairment test is October 1. On October 1, 2020 and 2019, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company concluded that goodwill was not impaired as of December 31, 2020 and 2019.

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

The Company concluded there was no impairment as of December 31, 2020 and 2019.

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

The fair value of the Company’s cash and cash equivalents, receivables and payables approximate their carrying amount because of the short-term nature of these instruments. In May 2020, the Company received funding under a promissory note dated May 5, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The fair value of the Loan approximates its carrying amount as of December 31, 2020 as the interest rate approximates market rates for similar loans.

(j) Revenue recognition

The Company recognized revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand solutions to its customers by leveraging its proprietary technology and applying machine learning and advanced analytics to its massive data assets. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

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

For the years ended December 31, 2020 and 2019, 73% and 65% of total revenue was attributable to customers with pricing contracts, respectively, versus 27% and 35% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2020 and 2019, the balance of deferred revenue was $504 and $128, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2019, $128 was recognized into revenue during the year ended December 31, 2020.

As of December 31, 2020, $1,296 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months. $966 of revenue will be recognized in 2021, $305 in 2022, $18 in 2023, and $7 in 2024. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(k) Cost of revenue (exclusive of depreciation and amortization)

The Company’s cost of revenue primarily includes data acquisition costs and other cost of revenue. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. Data acquisition costs are recognized based on a straight-line amortization method. Other cost of revenue includes expenses related to third-party infrastructure fees.

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $85 and $108 for the years ended December 31, 2020 and 2019, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service conditions, the Company recognizes the costs on a straight-line basis over the requisite service period for the entire award the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method.

The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in the Company’s estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future.

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2020, the Company has deemed the achievement of the performance-based criteria to be probable for all share-based awards with performance-based vesting criteria.

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

(p) Loan under the CARES Act

The Company’s policy is to account for the Loan under the CARES Act (See Note 12) as debt. The Company will continue to record the Loan as debt until either (1) the Loan is partially or entirely forgiven and the Company has been legally released, at which point the amount forgiven will be recorded as gain on extinguishment of debt or (2) the Company pays off the Loan.

(q) Contingencies

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

(r) Segment reporting

The Company has only one operating segment, as defined by ASC 280, “Segment Reporting.”

(s) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2020 and 2019, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the year ended December 31, 2020, no individual customer accounted for more than 10% of the total revenue. For the year ended December 31, 2019, one individual customer accounted for 15% of the total revenue.

As of December 31, 2020 and 2019, there was no individual customer that accounted for more than 10% of the Company’s accounts receivable, net.

Concentration of suppliers

The Company’s products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including the Company’s largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records databases. The Company’s largest data supplier, with whom the Company has expanded its relationship while securing what it believes to be favorable business terms over the years, accounted for 46% of the Company’s total data acquisition costs for the year ended December 31, 2020 compared to 40% for the year ended December 31, 2019. The initial term of the agreement, as amended, with this supplier ends April 30, 2022, and continues thereafter on a month-to-month basis unless and until either party provides the other with a minimum of 30 days’ written notice of termination. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 150 days’ advance written notice to the Company and the Company may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. The remaining minimum purchase commitments through the end of the initial term is $5.7 million. If the Company is unable to maintain its relationship with its largest data supplier, its ability to provide products and services could be negatively impacted, as it would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect its reputation, business, financial condition and results of operations and, if it is unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on its business and financial condition.

As of December 31, 2020, among data suppliers, two data suppliers accounted for 40% and 16% of the Company’s total accounts payable, respectively. As of December 31, 2019, among data suppliers, one data supplier accounted for 43% of the Company’s total accounts payable.

(t) Recently issued accounting standards

As an emerging growth company, the Company has left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Exchange Act, however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

In August 2018, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2018-15 (“ASU 2018-15”), “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This guidance will be effective for the Company for annual reporting periods beginning after December 15, 2020, on a retrospective or prospective basis and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of this ASU and does not expect the adoption of this new standard will have a material impact on its consolidated financial statements and related disclosure.

3. Loss per share

For the years ended December 31, 2020 and 2019, the basic and diluted loss per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2020	2019
Numerator:
Net loss	$(6,813)	$(11,076)
Denominator:
Weighted average shares outstanding - Basic and diluted	11,863,413	10,762,881
Loss per share:
Basic and diluted:	$(0.57)	$(1.03)

A total of 1,764,450 unvested restricted stock units (“RSUs”) and 20,667 RSUs that were vested but not delivered have been excluded from the diluted loss per share for the year ended December 31, 2020, and a total of 2,237,827 unvested RSUs and 12,250 RSUs that were vested but not delivered have been excluded from the diluted loss per share calculation for the year ended December 31, 2019, as the impact is anti-dilutive.

4. Accounts receivable, net

Accounts receivable, net consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Accounts receivable	$3,239	$3,583
Less: Allowance for doubtful accounts	(38)	(40)
Total accounts receivable, net	$3,201	$3,543

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2020	2019
Beginning balance	$40	$77
Charges to expenses	406	582
Write-offs	(408)	(619)
Ending balance	$38	$40

5. Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Computer and network equipment	$705	$749
Furniture, fixtures and office equipment	673	708
Leasehold improvements	52	53
Total cost	1,430	1,510
Less: Accumulated depreciation	(872)	(850)
Property and equipment, net	$558	$660

Depreciation of property and equipment of $226 and $252 was recorded for the years ended December 31, 2020 and 2019, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2020			December 31, 2019
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$36,804	$(9,634)	$27,170	$29,690	$(5,656)	$24,034

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $3,990 and $2,637 were included in depreciation and amortization expense for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, intangible assets of $2,677, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $7,346 and $6,700 during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, estimated amortization expenses related to the Company’s intangible assets for 2021 through 2025 and thereafter are as follows:

(In thousands)
Year	December 31, 2020
2021	$4,673
2022	4,932
2023	5,111
2024	4,472
2025	3,279
2026 and thereafter	4,703
Total	$27,170

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Accrued payroll and related expenses	$1,077	$877
Accrued data acquisition costs	58	142
Sales tax payable	104	447
Miscellaneous expenses payable	219	105
Total	$1,458	$1,571

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on loss before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Current
Federal and state	$-	$-
Deferred
Federal	(1,903)	(2,449)
State	(554)	(359)
Valuation allowance	2,457	2,808
	-	-
Provision for income tax	$-	$-

The Company’s effective income tax benefit differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2020 and 2019. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2020		2019
Tax on loss before income taxes	$(1,431)	21%	$(2,326)	21%
Effect of state taxes (net of federal tax benefit)	(552)	8%	(359)	3%
Excess tax benefit from share-based compensation	(1,227)	18%	(672)	6%
Nondeductible executive compensation	656	-10%	669	-6%
Others	97	-1%	(120)	1%
Valuation allowance	2,457	-36%	2,808	-25%
Income tax benefit	$-	0%	$-	0%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$8,994	$6,711
Share-based compensation	1,872	1,135
Accounts receivable	10	10
Accrued expenses and other current liabilities	330	114
	11,206	7,970
Valuation allowance	(7,583)	(5,126)
	3,623	2,844
Deferred tax liabilities:
Intangible assets	3,491	2,724
Property and equipment	132	120
	3,623	2,844
Net deferred income tax	$-	$-

As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $36,050 and $26,298, respectively, which begin to expire in 2035, except that $28,506 of federal net operating loss carryforwards incurred from 2018 to 2020 could be carried forward indefinitely. The Company’s net operating losses are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a valuation allowance of $7,583 and $5,126 was necessary as of December 31, 2020 and 2019, respectively, to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in the valuation allowance was an increase of $2,457 for the year ended December 31, 2020 and an increase of $2,808 for the year ended December 31, 2019. The increase in the valuation allowance in the years ended December 31, 2020 and 2019 is due to the increase in net operating loss carryforwards.

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

The Company does not have any unrecognized tax benefits as of December 31, 2020 and 2019.

9. Common stock and preferred stock

Common stock

As of December 31, 2020 and 2019, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 12,167,327 and 11,657,912 shares of common stock were issued, respectively, which included shares of treasury stock of 0 and 103,147, respectively.

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

During the year ended December 31, 2020, the change in the number of issued shares of common stock was due to the following factors:

•

An aggregate of 734,170 shares of common stock issued as a result of the vesting of RSUs, of which, 121,608 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock.

•	In November 2020, 224,755 shares of treasury stock were retired.

Treasury stock

As of December 31, 2019, the Company held 103,147 shares of treasury stock, with a cost of $1,255. There was no treasury stock as of December 31, 2018. This increase in treasury stock was due to shares withheld to pay withholding taxes upon the vesting of RSUs.

There was no treasury stock as of December 31, 2020. The change in treasury stock duing the year ended December 31, 2020 was due to the following factors:

•	An increase of 121,608 shares in treasury stock, with a cost of $1,828, was due to shares withheld to pay withholding taxes upon the vesting of RSUs.
•	In November 2020, 224,755 shares of treasury stock were retired.

Preferred stock

As of December 31, 2020 and 2019, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

10. Share-based compensation

On March 22, 2018, the board of directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018, approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. On June 3, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares.

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

As of December 31, 2020, there were 1,270,415 shares of common stock available for future issuance under the 2018 Plan.

Details of unvested RSUs activity during the years ended December 31, 2019 and 2020 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2018	2,121,000	$7.65
Granted	917,500	$10.67
Vested and delivered	(607,152)	$7.62
Withheld as treasury stock	(103,147)	$7.75
Vested not delivered	(12,250)	$6.13
Forfeited	(78,124)	$8.26
Unvested as of December 31, 2019	2,237,827	$8.88
Granted	283,459	$22.30
Vested and delivered	(612,561)	$7.78
Withheld as treasury stock	(121,608)	$7.72
Vested not delivered	(8,417)	$11.25
Forfeited	(14,250)	$15.45
Unvested as of December 31, 2020	1,764,450	$11.43

The increase in treasury stock (included in “Withheld as treasury stock” above) was due to shares withheld to pay statutory taxes upon the vesting of RSUs during the years ended December 31, 2019 and 2020. Refer to Note 9 for details.

Included in the details above, there were certain grants of RSUs with both time- and performance-based conditions. Details of such grants of RSUs were as follows:

			Weighted average		Amortization of share-based compensation
RSU grants with		Number	grant-date		Year Ended December 31,
performance criteria	Grant dates	of units	fair value	Vesting period	2020	2019
Criteria One(1)	9/5/2018 - 1/16/2019	1,577,500	$7.66	3 years	$3,155	$7,724
Criteria Two(2)	8/28/2019 - 9/8/2020	277,500	$12.27	3-4 years	1,239	442
Criteria Three(3)	8/28/2019 - 11/20/2020	455,000	$15.44	3 years	3,502	903
		2,310,000			$7,896	$9,069

(1)

Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of June 30, 2019, the Company determined that the performance criteria were met. As of December 31, 2020, the remaining 555,830 shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.

(2)

Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $10.0 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the Criteria Two would be met and therefore, began to record the related amortization expense on the grant dates.

(3)

Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $12.5 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the respective performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the Criteria Three would be met and therefore, began to record the related amortization expense on the grant dates.

As of December 31, 2020, unrecognized share-based compensation expense associated with the granted RSUs amounted to $11,735, which is expected to be recognized over a weighted average period of 2.2 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019
Sales and marketing expenses	$609	$454
General and administrative expenses	7,455	9,459
Share-based compensation expense	8,064	9,913
Capitalized in intangible assets	1,838	788
Total	$9,902	$10,701

11. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into a services agreement with Mr. Michael Brauser (the “Consultant”), a greater than 10% stockholder, pursuant to which, the Consultant will be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then-current term. Under the Services Agreement, the Consultant receives cash compensation of $30 per month and is entitled to participate in the Company’s incentive compensation plan. The Company recognized consulting service fees relating to the Services Agreement of a total of $360 during the years ended December 31, 2020 and 2019. The Consultant was also awarded additional cash compensation of $150 as a bonus for the year ended December 31, 2019. In addition, amortization of share-based compensation expense of $1,392 and $1,801 for the years ended December 31, 2020 and 2019, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

On February 16, 2021, the Company entered into a Separation Agreement (the "Separation Agreement") with the Consultant. Pursuant to the Separation Agreement, the parties have agreed that the Services Agreement expiring on August 6, 2021 (“Expiration Date”), will not be renewed, but will continue in force and effect until the Expiration Date and that the Consultant will not take any actions on behalf of the Company, including pursuant to the Services Agreement, unless specifically requested in writing by the Company. Pursuant to the Separation Agreement, the Consultant also agreed (i) to certain non-solicitation obligations contained therein, (ii) that he and his affiliates will not disparage or assist or cooperate with any person or entity seeking to publicly disparage or economically harm the Company, and (iii) that the Consultant and his affiliates will not initiate any lawsuit, claim, or proceeding with respect to any claims against the Company, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement.

With respect to each annual or special meeting of the Company's stockholders until the Expiration Date of the Separation Agreement, the Consultant has agreed to vote the shares of the Company's common stock or any other securities entitled to vote then held by him or his affiliates in accordance with the board of directors' recommendations on director proposals, provided there is a change in no more than 25% of the current directors (not including changes resulting from a director's death or resignation), and the ratification of the appointment of the Company’s independent registered public accounting firm.

The Company agreed (i) that the remaining unvested 166,666 RSUs previously granted to Consultant in accordance with the 2018 RSU Agreement will continue to vest on July 1, 2021, in accordance with and subject to all other provisions and conditions of such grant, (ii) to amend the 2020 RSU Agreement, previously granting Consultant 30,000 Restricted Stock Units such that the 30,000 Restricted Stock Units will continue to vest 33-1/3% on November 1, 2021, 66-2/3% on November 1, 2022, and 100% on November 1, 2023, without certain Company performance criteria, subject to all other provisions and conditions of such grant, (iii) to include shares of the Company's common stock held by the Consultant or his affiliates in any registration statement the Company files for the benefit of selling stockholders at any time when the Consultant or his affiliates beneficially own 10% or more of the Company's common stock, and (iv) to not initiate any lawsuit, claim, or proceeding with respect to any claims against the Consultant and his affiliates, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement. As a result of the modification to the 2020 RSU Agreement, beginning February 16, 2021, the Company expects to recognize an estimated $0.7 million in share-based compensation expense over the remaining service period which ends on the Expiration Date.

12. Long-term loan

On May 5, 2020, the Company received funding under the Promissory Note dated May 5, 2020 evidencing the Loan, an unsecured non-recourse loan in the principal amount of $2,152 under the CARES Act. The Loan to the Company was made through Legacy Bank of Florida (the “Lender”).

Long-term loan as of December 31, 2020 consists of the following:

(In thousands)	December 31, 2020
Principal amount	$2,152
Included in consolidated balance sheet:
Current portion of long-term loan	$449
Long-term loan (non-current)	1,703
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

The Loan may be forgiven partially or fully if the Loan proceeds are used for covered payroll, rent and utility costs incurred during the 24-week period that commenced on the date of funding (the “Covered Period”), and if at least 60% of the proceeds are used for covered payroll costs. Any forgiveness of the Loan will be subject to approval by the SBA and the Lender. The Company applied for forgiveness of the Loan in November 2020. Because the Loan exceeds $2,000, the Company anticipates the U.S. Department of Treasury will audit the loan. Although the Company used the proceeds of the Loan for such covered purposes and applied for forgiveness as required, it can provide no assurance that the Company will obtain forgiveness of the Loan in whole or in part.

The fair value of the Loan approximates its carrying amount as of December 31, 2020 as the interest rate approximates market rates for similar loans.

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

For the years ended December 31, 2020 and 2019, a summary of the Company’s lease information is shown below:

	Year Ended December 31,
(In thousands)	2020	2019
Lease cost:
Operating lease costs	$672	$672
Other information:
Cash paid for operating leases	$704	$687
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$3,042
Weighted average discount rate for operating leases(1)	-	8%
(1)

The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of December 31, 2020, the weighted average remaining operating lease term was 3.8 years.

As of December 31, 2020, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2020
2021	$724
2022	743
2023	765
2024	542
2025	77
Total maturities	$2,851
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$552
Noncurrent operating lease liabilities	1,908
Total operating lease liabilities	$2,460
Difference between the maturities and the present value of operating lease liabilities	$391

14. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $8,493 and $7,507 for the years ended December 31, 2020 and 2019, respectively, under certain data licensing agreements. As of December 31, 2020, future material capital commitments under certain data licensing agreements were $10,888, shown as follows:

(In thousands)
Year	December 31, 2020
2021	$7,495
2022	2,492
2023	423
2024	217
2025	224
2026 and thereafter	37
Total	$10,888

(b) Employment agreements

The Company has employment agreements with certain executives, mainly including its Chief Executive Officer, President, Chief Financial Officer and Chief Information Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(c) Contingency

The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

(d) Covid-19 update

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on the Company’s business, results of operations and financial performance. To ensure the health and well-being of its employees, beginning in March 2020, the Company instructed employees at its offices to work from home on a temporary basis. Starting in the second quarter of 2020, the Company implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, the Company experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter 2020, except for collection customer volume. Collection customer transaction volume remained below pre-Covid levels during the fourth quarter of 2020, down $0.9 million, primarily attributable to the Company’s idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended December 31, 2020, compared to the three months ended March 31, 2020. The Company expects collection customer transaction volume, including that of its idiVERIFIED service, to return to pre-Covid levels in the second half of 2021. Beginning the second quarter of 2020, the Company took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, the Company provided concessions to a total of 152 customers, representing a $342 reduction in minimum committed spend. During the third quarter of 2020, the Company provided concessions to a total of 22 customers, representing a $94 reduction in minimum committed spend. During the fourth quarter of 2020, the Company provided concessions to a total of 7 customers, representing a $32 reduction in minimum committed spend. The Company continues to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to its employees, its customers, and the communities in which it operates. These measures may result in inefficiencies, delays and additional costs to the Company’s business. The Covid-19 pandemic and its impact on the Company and the economy has significantly limited the Company’s ability to forecast its future operating results, including its ability to predict revenue and expense levels, and plan for and model future operating results. The Company will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to its business.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, the Company received the Loan under the CARES Act as discussed in Note 12 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, the Company implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. The Company began its first phase of employees returning to the Boca Raton, Florida office in June 2020. The Company will continue to assess the need and timing of additional employees returning to the office. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.