Form 10-Q
period 2021-03-31
Red Violet, Inc.
filed 2021-05-11
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 7, 2021, the registrant had 12,241,752 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$12,896	$12,957
Accounts receivable, net of allowance for doubtful accounts of $5 and $38 as of March 31, 2021 and December 31, 2020, respectively	3,582	3,201
Prepaid expenses and other current assets	973	581
Total current assets	17,451	16,739
Property and equipment, net	530	558
Intangible assets, net	27,565	27,170
Goodwill	5,227	5,227
Right-of-use assets	2,040	2,161
Other noncurrent assets	137	139
Total assets	$52,950	$51,994
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,974	$2,075
Accrued expenses and other current liabilities	880	1,458
Current portion of operating lease liabilities	567	552
Current portion of long-term loan	806	449
Deferred revenue	453	504
Total current liabilities	4,680	5,038
Noncurrent operating lease liabilities	1,760	1,908
Long-term loan	1,346	1,703
Total liabilities	7,786	8,649
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2021 and December 31, 2020	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 12,208,077 and 12,167,327 shares issued and outstanding, as of March 31, 2021 and December 31, 2020	13	13
Additional paid-in capital	68,402	66,005
Accumulated deficit	(23,251)	(22,673)
Total shareholders' equity	45,164	43,345
Total liabilities and shareholders' equity	$52,950	$51,994

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$10,217	$9,300
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,761	3,292
Sales and marketing expenses	2,221	2,176
General and administrative expenses	4,550	4,434
Depreciation and amortization	1,258	910
Total costs and expenses	10,790	10,812
Loss from operations	(573)	(1,512)
Interest (expense) income, net	(5)	31
Loss before income taxes	(578)	(1,481)
Income taxes	-	-
Net loss	$(578)	$(1,481)
Loss per share:
Basic and diluted	$(0.05)	$(0.13)
Weighted average number of shares outstanding:
Basic and diluted	12,207,193	11,583,214

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	35,250	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,809	-	2,809
Net loss	-	-	-	-	-	(1,481)	(1,481)
Balance at March 31, 2020	11,693,162	$12	(103,147)	$(1,255)	$61,996	$(17,341)	$43,412

Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	40,750	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,397	-	2,397
Net loss	-	-	-	-	-	(578)	(578)
Balance at March 31, 2021	12,208,077	$13	-	$-	$68,402	$(23,251)	$45,164

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578)	$(1,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,258	910
Share-based compensation expense	2,046	2,221
Write-off of long-lived assets	19	17
Provision for bad debts	59	190
Noncash lease expenses	121	111
Interest expense	5	-
Changes in assets and liabilities:
Accounts receivable	(440)	314
Prepaid expenses and other current assets	(392)	(394)
Other noncurrent assets	2	63
Accounts payable	(101)	91
Accrued expenses and other current liabilities	(583)	(755)
Deferred revenue	(51)	79
Operating lease liabilities	(133)	(117)
Net cash provided by operating activities	1,232	1,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46)	(33)
Capitalized costs included in intangible assets	(1,247)	(1,538)
Net cash used in investing activities	(1,293)	(1,571)
Net decrease in cash and cash equivalents	$(61)	$(322)
Cash and cash equivalents at beginning of period	12,957	11,776
Cash and cash equivalents at end of period	$12,896	$11,454
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$351	$588

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2021.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date included in the Form 10-K, but does not include all disclosures required by GAAP.

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

In August 2018, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2018-15 (“ASU 2018-15”), “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. It also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, on a retrospective or prospective basis. The Company adopted it on January 1, 2021 on a prospective basis and this guidance had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. This standard is effective for the Company for annual reporting periods beginning after December 15, 2020. The Company adopted it on January 1, 2021 and this guidance had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
(In thousands, except share data)	2021	2020
Numerator:
Net loss	$(578)	$(1,481)
Denominator:
Weighted average shares outstanding - Basic and diluted(1)	12,207,193	11,583,214
Loss per share:
Basic and diluted:	$(0.05)	$(0.13)

(1)

A total of 1,686,499 and 2,185,577 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three months ended March 31, 2021 and 2020, respectively, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2021			December 31, 2020
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$38,399	$(10,834)	$27,565	$36,804	$(9,634)	$27,170

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,203 and $850 were included in depreciation and amortization expense for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, intangible assets of $2,974, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $1,598 and $2,126 during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, estimated amortization expense related to the Company’s intangible assets for the remainder of 2021 through 2026 and thereafter are as follows:

(In thousands)
Year	March 31, 2021
Remainder of 2021	$3,697
2022	5,075
2023	5,425
2024	4,787
2025	3,594
2026 and thereafter	4,987
Total	$27,565

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2021 and December 31, 2020, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended March 31, 2021 and 2020, no goodwill impairment charges were recorded.

5. Revenue recognition

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

For the three months ended March 31, 2021 and 2020, 80% and 69% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 31% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2021 and December 31, 2020, the balance of deferred revenue was $453 and $504, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2020, $252 was recognized into revenue during the three months ended March 31, 2021.

As of March 31, 2021, $3,164 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $2,128 of revenue will be recognized in the remainder of 2021, $957 in 2022, $70 in 2023, and $9 in 2024. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

For the three months ended March 31, 2021 and 2020, the Company’s effective income tax rate was 0%, differing from the statutory federal income tax rate of 21%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of March 31, 2021 and December 31, 2020.

7. Common stock

As of March 31, 2021 and December 31, 2020, the number of issued and outstanding shares of common stock was 12,208,077 and 12,167,327, respectively. The change in the number of issued and outstanding shares of common stock was due to an aggregate of 40,750 shares of common stock issued as a result of the vesting of RSUs.

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

As of March 31, 2021, there were 1,270,415 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended March 31, 2021 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	1,764,450	$11.43
Vested and delivered	(40,750)	$7.02
Vested not delivered(1)	(37,201)	$11.00
Unvested as of March 31, 2021	1,686,499	$11.55
(1)

During the period from August 29, 2019 to September 8, 2020, the Company granted an aggregate of 277,500 RSUs to its employees. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $10.0 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the performance criteria would be met and therefore, began to record the related amortization expense on the grant dates. As of March 31, 2021, the Company determined that the performance criteria were met, and 33,200 shares were included in “Vested not delivered” in the table above. The remaining shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.

As of March 31, 2021, unrecognized share-based compensation expense associated with the granted RSUs amounted to $9,446, which is expected to be recognized over a remaining weighted average period of 2.3 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020
Sales and marketing expenses	$156	$154
General and administrative expenses	1,890	2,067
Share-based compensation expense	2,046	2,221
Capitalized in intangible assets	351	588
Total	$2,397	$2,809

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

The Company agreed (i) that the remaining unvested 166,666 RSUs previously granted to Consultant in accordance with the 2018 RSU Agreement will continue to vest on July 1, 2021, in accordance with and subject to all other provisions and conditions of such grant, (ii) to amend the 2020 RSU Agreement, previously granting Consultant 30,000 RSUs such that the 30,000 RSUs will continue to vest 33-1/3% on November 1, 2021, 66-2/3% on November 1, 2022, and 100% on November 1, 2023, without certain Company performance criteria, subject to all other provisions and conditions of such grant, (iii) to include shares of the Company's common stock held by the Consultant or his affiliates in any registration statement the Company files for the benefit of selling stockholders at any time when the Consultant or his affiliates beneficially own 10% or more of the Company's common stock, and (iv) to not initiate any lawsuit, claim, or proceeding with respect to any claims against the Consultant and his affiliates, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement. As a result of the modification to the 2020 RSU Agreement, beginning February 16, 2021, the Company expects to recognize an aggregate of $723 in share-based compensation expense over the remaining service period which ends on the Expiration Date.

The Company recognized consulting service fees relating to the Services Agreement of a total of $90 during the three months ended March 31, 2021 and 2020. In addition, amortization of share-based compensation expense of $548 and $339 for the three months ended March 31, 2021 and 2020, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

10. Long-term loan

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 (the “Promissory Note”) evidencing an unsecured non-recourse loan in the principal amount of $2,152 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The Loan to the Company was made through Legacy Bank of Florida (the “Lender”).

Long-term loan consists of the following:

(In thousands)	March 31, 2021	December 31, 2020
Principal amount	$2,152	$2,152
Included in consolidated balance sheet:
Current portion of long-term loan	$806	$449
Long-term loan (non-current)	1,346	1,703
	$2,152	$2,152

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

The fair value of the Loan approximates its carrying amount as of March 31, 2021 as the interest rate approximates market rates for similar loans.

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

For the three months ended March 31, 2021 and 2020, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Lease cost:
Operating lease costs	$168	$168
Other information:
Cash paid for operating leases	$179	$175

As of March 31, 2021, the weighted average remaining operating lease term was 3.6 years.

As of March 31, 2021, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2021
Remainder of 2021	$544
2022	743
2023	765
2024	542
2025	77
Total maturities	$2,671
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$567
Noncurrent operating lease liabilities	1,760
Total operating lease liabilities	$2,327
Difference between the maturities and the present value of operating lease liabilities	$344

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,122 and $2,132 for the three months ended March 31, 2021 and 2020, respectively, under certain data licensing agreements. As of March 31, 2021, material capital commitments under certain data licensing agreements were $8,688, shown as follows:

(In thousands)
Year	March 31, 2021
Remainder of 2021	$5,295
2022	2,492
2023	423
2024	217
2025	224
2026 and thereafter	37
Total	$8,688

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

(c) Covid-19 update

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on the Company’s business, results of operations and financial performance. To ensure the health and well-being of its employees, beginning in March 2020, the Company instructed employees at its offices to work from home on a temporary basis. Starting in the second quarter of 2020, the Company implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, the Company experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter of 2020, except for collection customer volume. Collection customer transaction volume remained below pre-Covid levels during the first quarter of 2021, down $0.7 million, primarily attributable to the Company’s idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The Company expects collection customer transaction volume, including that of its idiVERIFIED service, to return to pre-Covid levels in the second half of 2021. Beginning the second quarter of 2020, the Company took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, the Company provided concessions to a total of 152 customers, representing a $342 reduction in minimum committed spend. During the third quarter of 2020, the Company provided concessions to a total of 22 customers, representing a $94 reduction in minimum committed spend. During the fourth quarter of 2020, the Company provided concessions to a total of 7 customers, representing a $32 reduction in minimum committed spend. The Company continues to work with customers who have been impacted by Covid-19 and consider potential concessions on a case-by-case basis. The Company continues to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to its employees, its customers, and the communities in which it operates. These measures may result in inefficiencies, delays and additional costs to the Company’s business. The Covid-19 pandemic and its impact on the Company and the economy has significantly limited the Company’s ability to forecast its future operating results, including its ability to predict revenue and expense levels, and plan for and model future operating results. The Company will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to its business.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, the Company received the Loan under the CARES Act as discussed in Note 10 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, the Company implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. The Company began its first phase of employees returning to the Boca Raton, Florida office in June 2020. By the end of the first quarter of 2021, nearly all of the Boca Raton office employees have returned to an in-office work environment. The Company will continue to assess the need and timing of additional employees returning to an in-office work environment. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including the impact of the coronavirus (“Covid-19”) pandemic on our operating results. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 10, 2021 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. To the extent that our business is negatively impacted due to a variety of factors, including the impact of Covid-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impacts.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2021 and 2020, idiCORE had 5,902 and 5,326 billable customers and FOREWARN had 58,831 and 36,506 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 80% and 69% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. We have taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on our business, results of operations and financial performance. To ensure the health and well-being of our employees, beginning in March 2020, we instructed employees at our offices to work from home on a temporary basis. Starting in the second quarter of 2020, we implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, we experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter 2020, except for collection customer volume. Collection customer transaction volume remained below pre-Covid levels during the first quarter of 2021, down $0.7 million, primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. We expect collection customer transaction volume, including that of our idiVERIFIED service, to return to pre-Covid levels in the second half of 2021. Beginning the second quarter of 2020, we took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, we provided concessions to a total of 152 customers, representing a $342 thousand reduction in minimum committed spend. During the third quarter of 2020, we provided concessions to a total of 22 customers, representing a $94 thousand reduction in minimum committed spend. During the fourth quarter of 2020, we provided concessions to a total of 7 customers, representing a $32 thousand reduction in minimum committed spend. We continue to work with customers who have been impacted by Covid-19 and consider potential concessions on a case-by-case basis. We continue to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to our employees, our customers, and the communities in which we operate. These measures may result in inefficiencies, delays and additional costs to our business. The Covid-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”). We submitted an application for forgiveness of the Loan in November 2020. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, we implemented protective safeguards, including daily temperature checks, mandatory wearing of masks, social distancing, plexiglass protective barriers, and an entire office HVAC UV-C system. We began our first phase of employees returning to the Boca Raton, Florida office in June 2020. By the end of the first quarter of 2021, nearly all of the Boca Raton office employees have returned to an in-office work environment. We will continue to assess the need and timing of additional employees returning to an in-office work environment. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

For additional information, please refer to our Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

•	Total revenue increased 10% to $10.2 million. Platform revenue increased 21% to $9.8 million. Services revenue decreased 66% to $0.4 million.
•	Net loss narrowed 61% to $0.6 million.
•	Adjusted EBITDA increased 66% to $2.9 million.
•	Gross profit increased 21% to $6.3 million. Gross margin increased to 61% from 55%.
•	Adjusted gross profit increased 24% to $7.5 million. Adjusted gross margin increased to 73% from 65%.
•	Generated $1.2 million in cash from operating activities in the first quarter.
•	Cash and cash equivalents were $12.9 million as of March 31, 2021.

First Quarter and Recent Business Highlights

•	Revenue attributable to customer contracts reached a record 80%. Customer contracts are generally annual contracts or longer with auto renewal.
•	Added over 170 new customers to idiCORE™ during the first quarter, ending the quarter with 5,902 customers.
•	Added over 10,400 users to FOREWARN® during the first quarter, ending the quarter with 58,831 users. Over 140 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•	Added two seasoned business development leaders with deep industry knowledge across multiple verticals we serve today.

Platform revenue consists of both contractual and transactional revenue generated from our technology platform, CORE. It includes all revenue generated through our idiCORE and FOREWARN solutions. The cost of platform revenue, which consists primarily of data acquisition costs, remains relatively fixed irrespective of revenue generation. Services revenue consists of revenue generated from our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. The cost of services revenue, which consists primarily of third-party servicer costs, is variable.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net loss, the most directly comparable financial measure based on GAAP, excluding interest expense (income), net, depreciation and amortization, share-based compensation expense, litigation costs and write-off of long-lived assets and others, as noted in the tables below. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss	$(578)	$(1,481)
Interest expense (income), net	5	(31)
Depreciation and amortization	1,258	910
Share-based compensation expense	2,046	2,221
Litigation costs	120	-
Write-off of long-lived assets and others	20	111
Adjusted EBITDA	$2,871	$1,730

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(In thousands)	2021	2020
Revenue	$10,217	$9,300
Cost of revenue (exclusive of depreciation and amortization)	(2,761)	(3,292)
Depreciation and amortization of intangible assets	(1,203)	(850)
Gross profit	6,253	5,158
Depreciation and amortization of intangible assets	1,203	850
Adjusted gross profit	$7,456	$6,008

Gross margin	61%	55%
Adjusted gross margin	73%	65%

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Revenue. Revenue increased $0.9 million or 10% to $10.2 million for the three months ended March 31, 2021 from $9.3 million for the three months ended March 31, 2020. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $0.7 million or 11%, and growth revenue from existing customers increasing $0.6 million or 51%. This growth was partially offset by a decrease in revenue from new customers of $0.4 million or 32%. As a result of certain Covid-19 related government mandated collections moratoria remaining in place during the period, collection customer volume was down $0.7 million for the three months ended March 31, 2021. This was primarily attributable to our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. We expect collection customer transaction volume, including that of our idiVERIFIED service, to return to pre-Covid levels in the second half of 2021. Our idiCORE billable customer base grew from 5,326 customers as of March 31, 2020 to 5,902 customers as of March 31, 2021, and our FOREWARN user base grew from 36,506 users to 58,831 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.5 million or 16% to $2.8 million for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 45% of our total data acquisition costs for the three months ended March 31, 2021 compared to approximately 39% for the three months ended March 31, 2020. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 27% for the three months ended March 31, 2021 from 35% for the three months ended March 31, 2020. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses remained consistent at $2.2 million for the three months ended March 31, 2021 and 2020. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts.

General and administrative expenses. General and administrative expenses increased $0.2 million or 3% to $4.6 million for the three months ended March 31, 2021 from $4.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.5 million and $1.2 million, share-based compensation expense of $1.9 million and $2.1 million, and professional fees of $0.7 million and $0.6 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million or 38% to $1.3 million for the three months ended March 31, 2021 from $0.9 million for the three months ended March 31, 2020. The increase in depreciation and amortization for the three months ended March 31, 2021 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after March 31, 2020.

Loss before income taxes. Loss before income taxes narrowed $0.9 million or 61% to $0.6 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020. The decrease in loss before income taxes was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commission of $0.5 million, and depreciation and amortization of $0.4 million.

Income taxes. Income tax expense of $0 was recognized for the three months ended March 31, 2021 and 2020. A full valuation allowance on the deferred tax assets was recognized as of March 31, 2021 and 2020. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net loss. Net loss narrowed $0.9 million or 61% to $0.6 million for the three months ended March 31, 2021 from $1.5 million for the three months ended March 31, 2020, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the three months ended March 31, 2021, net cash provided by operating activities was $1.2 million, primarily the result of the net loss of $0.6 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, and noncash lease expenses) totaling $3.5 million, and the cash used as a result of changes in assets and liabilities of $1.7 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities. For the three months ended March 31, 2020, net cash provided by operating activities was $1.2 million, primarily the result of the net loss of $1.5 million, adjusted for certain non-cash items, as mentioned above, totaling $3.4 million, and the cash used as a result of changes in assets and liabilities of $0.7 million, primarily the result of the increase in prepaid expenses and other current assets, and the decrease in accrued expenses and other current liabilities and operating lease liabilities.

Cash flows used in investing activities. For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $1.3 million and $1.6 million, respectively, primarily as a result of capitalized costs included in intangible assets.

As of March 31, 2021, we had material commitments under certain data licensing agreements of $8.7 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $0.6 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had a total shareholders’ equity balance of $45.2 million.

As of March 31, 2021, we had cash and cash equivalents of approximately $12.9 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 10, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Separation Agreement between Red Violet, Inc. and Michael Brauser dated February 16, 2021.	8-K	001-38407	10.1	February 17, 2021
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

May 11, 2021		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)