Form 10-Q
period 2021-06-30
Red Violet, Inc.
filed 2021-08-11
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, the registrant had 12,775,415 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$13,915	$12,957
Accounts receivable, net of allowance for doubtful accounts of $11 and $38 as of June 30, 2021 and December 31, 2020, respectively	3,386	3,201
Prepaid expenses and other current assets	1,265	581
Total current assets	18,566	16,739
Property and equipment, net	576	558
Intangible assets, net	27,810	27,170
Goodwill	5,227	5,227
Right-of-use assets	1,916	2,161
Other noncurrent assets	137	139
Total assets	$54,232	$51,994
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,418	$2,075
Accrued expenses and other current liabilities	761	1,458
Current portion of operating lease liabilities	584	552
Current portion of long-term loan	-	449
Deferred revenue	427	504
Total current liabilities	3,190	5,038
Noncurrent operating lease liabilities	1,608	1,908
Long-term loan	-	1,703
Total liabilities	4,798	8,649
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 12,248,794 and 12,167,327 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	13	13
Additional paid-in capital	70,911	66,005
Accumulated deficit	(21,490)	(22,673)
Total shareholders' equity	49,434	43,345
Total liabilities and shareholders' equity	$54,232	$51,994

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$10,879	$7,056	$21,096	$16,356
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,720	2,587	5,481	5,879
Sales and marketing expenses	2,349	1,746	4,570	3,922
General and administrative expenses	4,890	4,263	9,440	8,697
Depreciation and amortization	1,330	992	2,588	1,902
Total costs and expenses	11,289	9,588	22,079	20,400
Loss from operations	(410)	(2,532)	(983)	(4,044)
Interest (expense) income, net	(4)	-	(9)	31
Gain on extinguishment of debt	2,175	-	2,175	-
Income (loss) before income taxes	1,761	(2,532)	1,183	(4,013)
Income taxes	-	-	-	-
Net income (loss)	$1,761	$(2,532)	$1,183	$(4,013)
Earnings (loss) per share:
Basic	$0.14	$(0.22)	$0.10	$(0.35)
Diluted	$0.13	$(0.22)	$0.09	$(0.35)
Weighted average number of shares outstanding:
Basic	12,269,412	11,617,342	12,238,475	11,600,278
Diluted	13,560,714	11,617,342	13,487,806	11,600,278

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2020	11,693,162	$12	(103,147)	$(1,255)	$61,996	$(17,341)	$43,412
Vesting of restricted stock units	14,667	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,810	-	2,810
Net loss	-	-	-	-	-	(2,532)	(2,532)
Balance at June 30, 2020	11,707,829	$12	(103,147)	$(1,255)	$64,806	$(19,873)	$43,690

Balance at March 31, 2021	12,208,077	$13	-	$-	$68,402	$(23,251)	$45,164
Vesting of restricted stock units	40,717	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,509	-	2,509
Net income	-	-	-	-	-	1,761	1,761
Balance at June 30, 2021	12,248,794	$13	-	$-	$70,911	$(21,490)	$49,434

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	49,917	-	-	-	-	-	-
Share-based compensation	-	-	-	-	5,619	-	5,619
Net loss	-	-	-	-	-	(4,013)	(4,013)
Balance at June 30, 2020	11,707,829	$12	(103,147)	$(1,255)	$64,806	$(19,873)	$43,690

Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	81,467	-	-	-	-	-	-
Share-based compensation	-	-	-	-	4,906	-	4,906
Net income	-	-	-	-	-	1,183	1,183
Balance at June 30, 2021	12,248,794	$13	-	$-	$70,911	$(21,490)	$49,434

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,183	$(4,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,588	1,902
Share-based compensation expense	4,211	4,563
Write-off of long-lived assets	24	104
Provision for bad debts	62	265
Noncash lease expenses	245	225
Interest expense	11	-
Gain on extinguishment of debt	(2,175)	-
Changes in assets and liabilities:
Accounts receivable	(247)	587
Prepaid expenses and other current assets	(684)	(139)
Other noncurrent assets	2	65
Accounts payable	(657)	585
Accrued expenses and other current liabilities	(685)	(927)
Deferred revenue	(77)	23
Operating lease liabilities	(268)	(237)
Net cash provided by operating activities	3,533	3,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(155)	(61)
Capitalized costs included in intangible assets	(2,420)	(3,088)
Net cash used in investing activities	(2,575)	(3,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	-	2,152
Net cash provided by financing activities	-	2,152
Net increase in cash and cash equivalents	$958	$2,006
Cash and cash equivalents at beginning of period	12,957	11,776
Cash and cash equivalents at end of period	$13,915	$13,782
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$695	$1,056

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation

The accompanying unaudited condensed consolidated financial statements of Red Violet, Inc. (“red violet” or the “Company”), a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.

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

2. Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,761	$(2,532)	$1,183	$(4,013)
Denominator:
Weighted average shares outstanding:
Basic	12,269,412	11,617,342	12,238,475	11,600,278
Diluted(1)	13,560,714	11,617,342	13,487,806	11,600,278
Earnings (loss) per share:
Basic	$0.14	$(0.22)	$0.10	$(0.35)
Diluted	$0.13	$(0.22)	$0.09	$(0.35)

(1)	A total of 2,189,910 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three and six months ended June 30, 2020, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2021			December 31, 2020
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$39,916	$(12,106)	$27,810	$36,804	$(9,634)	$27,170

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,272 and $934 for the three months ended June 30, 2021 and 2020, respectively, and $2,475 and $1,784 for the six months ended June 30, 2021 and 2020, respectively, were included in depreciation and amortization expense. As of June 30, 2021, intangible assets of $2,905, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $1,517 and $2,018 during the three months ended June 30, 2021 and 2020, respectively, and $3,115 and $4,144 during the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, estimated amortization expense related to the Company’s intangible assets for the remainder of 2021 through 2026 and thereafter are as follows:

(In thousands)
Year	June 30, 2021
Remainder of 2021	$2,608
2022	5,772
2023	5,692
2024	5,054
2025	3,861
2026 and thereafter	4,823
Total	$27,810

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2021 and December 31, 2020, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended June 30, 2021 and 2020, no goodwill impairment charges were recorded.

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

For the three months ended June 30, 2021 and 2020, 81% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 19% and 21% attributable to transactional customers, respectively. For the six months ended June 30, 2021 and 2020, 80% and 73% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 27% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of June 30, 2021 and December 31, 2020, the balance of deferred revenue was $427 and $504, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2020, $66 and $318 was recognized into revenue during the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, $2,602 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $1,419 of revenue will be recognized in the remainder of 2021, $1,058 in 2022, $116 in 2023, and $9 in 2024. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

For the three and six months ended June 30, 2021 and 2020, the Company’s effective income tax rate was 0%, differing from the statutory federal income tax rate of 21%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of June 30, 2021 and December 31, 2020.

7. Common stock

As of June 30, 2021 and December 31, 2020, the number of issued and outstanding shares of common stock was 12,248,794 and 12,167,327, respectively. The change in the number of issued and outstanding shares of common stock was due to an aggregate of 81,467 shares of common stock issued as a result of the vesting of RSUs.

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

As of June 30, 2021, there were 1,272,315 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the six months ended June 30, 2021 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	1,764,450	$11.43
Granted	4,000	$20.89
Vested and delivered(1)	(81,467)	$9.44
Vested not delivered	(4,000)	$6.10
Forfeited	(5,901)	$23.15
Unvested as of June 30, 2021	1,677,082	$11.52
(1)

During the period from August 29, 2019 to September 8, 2020, the Company granted an aggregate of 277,500 RSUs to its employees. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $10.0 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the performance criteria would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2021, and 33,200 shares were included in “Vested and delivered” in the table above. The remaining shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.

As of June 30, 2021, unrecognized share-based compensation expense associated with the granted RSUs amounted to $6,864, which is expected to be recognized over a remaining weighted average period of 2.0 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Sales and marketing expenses	$158	$155	$314	$309
General and administrative expenses	2,007	2,187	3,897	4,254
Share-based compensation expense	2,165	2,342	4,211	4,563
Capitalized in intangible assets	344	468	695	1,056
Total	$2,509	$2,810	$4,906	$5,619

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

The Company agreed (i) that the remaining unvested 166,666 RSUs previously granted to Consultant in accordance with the 2018 RSU agreement will continue to vest on July 1, 2021, in accordance with and subject to all other provisions and conditions of such grant, (ii) to amend the 2020 RSU agreement, previously granting Consultant 30,000 RSUs such that the 30,000 RSUs will continue to vest 33-1/3% on November 1, 2021, 66-2/3% on November 1, 2022, and 100% on November 1, 2023, without certain Company performance criteria, subject to all other provisions and conditions of such grant, (iii) to include shares of the Company's common stock held by the Consultant or his affiliates in any registration statement the Company files for the benefit of selling stockholders at any time when the Consultant or his affiliates beneficially own 10% or more of the Company's common stock, and (iv) to not initiate any lawsuit, claim, or proceeding with respect to any claims against the Consultant and his affiliates, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement. As a result of the modification to the 2020 RSU agreement, beginning February 16, 2021, the Company would recognize an aggregate of $723 in share-based compensation expense over the remaining service period which ends on the Expiration Date.

The Company recognized consulting service fees relating to the Services Agreement of a total of $90 during the three months ended June 30, 2021 and 2020, and $180 during the six months ended June 30, 2021 and 2020. In addition, amortization of share-based compensation expense of $724 and $338 for the three months ended June 30, 2021 and 2020, respectively, and $1,272 and $679 for the six months ended June 30, 2021 and 2020, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

10. Long-term loan

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2,152 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The Loan to the Company was made through Legacy Bank of Florida (the “Lender”).

As of December 31, 2020, long-term loan consists of the following:

(In thousands)	December 31, 2020
Principal amount	$2,152
Included in consolidated balance sheet:
Current portion of long-term loan	$449
Long-term loan (non-current)	1,703
$2,152

The Loan had a two-year term and a contractual maturity of May 5, 2022. The interest rate on the Loan is 1.0% per annum.

On June 16, 2021, the Company received a notice from the Lender that the full principal amount of the Loan of $2,152 and the accrued interest of $23 had been fully forgiven, and the U.S. Small Business Administration remitted the forgiveness payment to the Lender, resulting in a gain on extinguishment of debt of $2,175 during the three months ended June 30, 2021.

11. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancelable 89-month operating lease agreement as amended and effective in January 2017, with an option to extend for an additional 60 months. The Company also leases an additional office space of 6,003 rentable square feet in accordance with a non-cancellable 90-month operating lease agreement entered into in April 2017, with an option to extend for an additional 60 months. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised.

For the three and six months ended June 30, 2021 and 2020, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Lease cost:
Operating lease costs	$168	$168	$336	$336
Other information:
Cash paid for operating leases	$180	$175	$359	$350

As of June 30, 2021, the weighted average remaining operating lease term was 3.3 years.

As of June 30, 2021, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2021
Remainder of 2021	$364
2022	743
2023	765
2024	542
2025	77
Total maturities	$2,491
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$584
Noncurrent operating lease liabilities	1,608
Total operating lease liabilities	$2,192
Difference between the maturities and the present value of operating lease liabilities	$299

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,108 and $2,171 for the three months ended June 30, 2021 and 2020, respectively, and $4,230 and $4,303 for the six months ended June 30, 2021 and 2020, respectively, under certain data licensing agreements. As of June 30, 2021, material capital commitments under certain data licensing agreements were $12,491, shown as follows:

(In thousands)
Year	June 30, 2021
Remainder of 2021	$3,847
2022	3,610
2023	1,568
2024	1,392
2025	1,428
2026 and thereafter	646
Total	$12,491

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

(c) Covid-19 update

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on the Company’s business, results of operations and financial performance. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, the Company has implemented certain protective safeguards to protect the well-being of its employees, customers, and the communities in which it operates. The Company will continue to assess the need and timing of these protective measures. Starting in the second quarter of 2020, the Company implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, the Company experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter of 2020, except for collection customer volume. Collection customer transaction volume returned to pre-Covid levels during the second quarter of 2021, with the exception of the Company’s idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. idiVERIFIED service revenue was down $900 for the three months ended June 30, 2021, compared to the three months ended March 31, 2020. The Company expects its idiVERIFIED service volume to return to pre-Covid levels in the first half of 2022. Beginning the second quarter of 2020, the Company took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, the Company provided concessions to a total of 152 customers, representing a $342 reduction in minimum committed spend. During the second quarter of 2021, the Company provided concessions to a total of 5 customers, representing a $14 reduction in minimum committed spend. The Company continues to work with customers who have been impacted by Covid-19 and considers potential concessions on a case-by-case basis. The Company continues to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to its employees, its customers, and the communities in which it operates. These measures may result in inefficiencies, delays and additional costs to the Company’s business. The Covid-19 pandemic and its impact on the Company and the economy has significantly limited the Company’s ability to forecast its future operating results, including its ability to predict revenue and expense levels, and plan for and model future operating results. The Company will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic to its business.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, the Company received the Loan under the CARES Act, which was fully forgiven in June 2021, as discussed in Note 10 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our intelligent platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

Organizations are challenged by the structure, volume and disparity of data. Our platform and applications transform the way our customers interact with information, presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary and publicly-available data, our differentiated information and innovative platform and solutions deliver intelligence relating to all things identity – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2021 and 2020, idiCORE had 6,141 and 5,375 billable customers and FOREWARN had 67,578 and 40,857 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 81% and 80% of total revenue for the three and six months ended June 30, 2021, respectively, as compared to 79% and 73% for the three and six months ended June 30, 2020, respectively.

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

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. We have taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on our business, results of operations and financial performance. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, we have implemented certain protective safeguards to protect the well-being of our employees, our customers, and the communities in which we operate. We will continue to assess the need and timing of these protective measures. Starting in the second quarter of 2020, we implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, we experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter of 2020, except for collection customer volume. Collection customer transaction volume returned to pre-Covid levels during the second quarter of 2021, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. idiVERIFIED service revenue was down $0.9 million for the three months ended June 30, 2021, compared to the three months ended March 31, 2020. We expect idiVERIFIED service volume to return to pre-Covid levels in the first half of 2022. Beginning the second quarter of 2020, we took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the second quarter of 2020, we provided concessions to a total of 152 customers, representing a $342 thousand reduction in minimum committed spend. During the second quarter of 2021, we provided concessions to a total of 5 customers, representing a $14 thousand reduction in minimum committed spend. We continue to work with customers who have been impacted by Covid-19 and consider potential concessions on a case-by-case basis. We continue to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to our employees, our customers, and the communities in which we operate. These measures may result in inefficiencies, delays and additional costs to our business. The Covid-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. We will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic to our business.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers can forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”), which was fully forgiven by Legacy Bank of Florida (the “Lender”) and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2.2 million during the three months ended June 30, 2021. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

•	Total revenue increased 54% to $10.9 million. Platform revenue increased 54% to $10.6 million. Services revenue increased 46% to $0.3 million.
•	Net income was $1.8 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of our Cares Act Loan, compared to a loss of $2.5 million.
•	Adjusted EBITDA increased 245% to $3.1 million.
•	Gross profit increased 95% to $6.9 million. Gross margin increased to 63% from 50%.
•	Adjusted gross profit increased 83% to $8.2 million. Adjusted gross margin increased to 75% from 63%.
•	Generated $2.3 million in cash from operating activities in the second quarter.
•	Cash and cash equivalents were $13.9 million as of June 30, 2021.

Second Quarter and Recent Business Highlights

•	Revenue attributable to customer contracts reached a record 81%. Customer contracts are generally annual contracts or longer with auto renewal.
•	Added over 230 new customers to idiCORE™ during the second quarter, ending the quarter with 6,141 customers.
•	Added over 8,700 users to FOREWARN® during the second quarter, ending the quarter with 67,578 users. Over 150 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•	Continue to expand leadership talent and depth, with the addition of Jim Greenwell, GM – Identity, and James Frasche, EVP – Property Solutions.

•	Appointed Lisa Stanton as an independent director of the Board of Directors, strengthening our corporate governance and providing deep expertise in FinTech, identity and security.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net income (loss), the most directly comparable financial measure based on GAAP, excluding interest expense (income), net, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$1,761	$(2,532)	$1,183	$(4,013)
Interest expense (income), net	4	-	9	(31)
Depreciation and amortization	1,330	992	2,588	1,902
Share-based compensation expense	2,165	2,342	4,211	4,563
Gain on extinguishment of debt	(2,175)	-	(2,175)	-
Litigation costs	6	-	126	-
Write-off of long-lived assets and others	41	106	61	217
Adjusted EBITDA	$3,132	$908	$6,003	$2,638
Revenue	$10,879	$7,056	$21,096	$16,356

Net income (loss) margin	16%	(36%)	6%	(25%)
Adjusted EBITDA margin	29%	13%	28%	16%

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Revenue	$10,879	$7,056	$21,096	$16,356
Cost of revenue (exclusive of depreciation and amortization)	(2,720)	(2,587)	(5,481)	(5,879)
Depreciation and amortization of intangible assets	(1,272)	(934)	(2,475)	(1,784)
Gross profit	6,887	3,535	13,140	8,693
Depreciation and amortization of intangible assets	1,272	934	2,475	1,784
Adjusted gross profit	$8,159	$4,469	$15,615	$10,477

Gross margin	63%	50%	62%	53%
Adjusted gross margin	75%	63%	74%	64%

In order to assist readers of our condensed consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present non-GAAP measures of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin as supplemental measures of our operating performance. We believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance and operating strength of our business.

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue.

Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, financial measures presented in accordance with GAAP. The way we measure adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Revenue. Revenue increased $3.8 million or 54% to $10.9 million for the three months ended June 30, 2021 from $7.1 million for the three months ended June 30, 2020. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $3.3 million or 66%, and growth revenue from existing customers increasing $0.5 million or 46%. Our idiCORE billable customer base grew from 5,375 customers as of June 30, 2020 to 6,141 customers as of June 30, 2021, and our FOREWARN user base grew from 40,857 users to 67,578 users during that same period. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.1 million or 5% to $2.7 million for the three months ended June 30, 2021 from $2.6 million for the three months ended June 30, 2020. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 50% of our total data acquisition costs for the three months ended June 30, 2021 compared to approximately 51% for the three months ended June 30, 2020. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 25% for the three months ended June 30, 2021 from 37% for the three months ended June 30, 2020. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.6 million or 35% to $2.3 million for the three months ended June 30, 2021 from $1.7 million for the three months ended June 30, 2020. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended June 30, 2021 was primarily attributable to an aggregate of $0.6 million increase in salaries and benefits and sales commissions from increased revenue.

General and administrative expenses. General and administrative expenses increased $0.6 million or 15% to $4.9 million for the three months ended June 30, 2021 from $4.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, our general and administrative expenses consisted primarily of employee salaries and benefits of $1.6 million and $1.0 million, share-based compensation expense of $2.0 million and $2.2 million, and professional fees of $0.7 million and $0.5 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 34% to $1.3 million for the three months ended June 30, 2021 from $1.0 million for the three months ended June 30, 2020. The increase in depreciation and amortization for the three months ended June 30, 2021 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2020.

Gain on extinguishment of debt. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the three months ended June 30, 2021.

Income (loss) before income taxes. Income before income taxes was $1.8 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the three months ended June 30, 2021 compared to a loss of $2.5 million for the three months ended June 30, 2020. The significant decrease in loss before income taxes (exclusive of the one-time gain on extinguishment of debt) was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in employee salaries and benefits and sales commission of $1.2 million, and depreciation and amortization of $0.3 million.

Income taxes. Income tax expense of $0 was recognized for the three months ended June 30, 2021 and 2020. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2021 and 2020. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net income (loss). Net income was $1.8 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the three months ended June 30, 2021 compared to a loss of $2.5 million for the three months ended June 30, 2020, as a result of the foregoing.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Revenue. Revenue increased $4.7 million or 29% to $21.1 million for the six months ended June 30, 2021 from $16.4 million for the six months ended June 30, 2020. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $4.0 million or 35%, and growth revenue from existing customers increasing $1.1 million or 49%. This growth was partially offset by a decrease in revenue from new customers of $0.4 million or 19%. As a result of certain Covid-19 related government mandated collections moratoria remaining in place during the period, our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, was down $0.7 million for the six months ended June 30, 2021. We expect our idiVERIFIED service volume to return to pre-Covid levels in the first half of 2022. Our idiCORE billable customer base grew from 5,375 customers as of June 30, 2020 to 6,141 customers as of June 30, 2021, and our FOREWARN user base grew from 40,857 users to 67,578 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.4 million or 7% to $5.5 million for the six months ended June 30, 2021 from $5.9 million for the six months ended June 30, 2020. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 49% of our total data acquisition costs for the six months ended June 30, 2021 compared to approximately 44% for the six months ended June 30, 2020. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 26% for the six months ended June 30, 2021 from 36% for the six months ended June 30, 2020. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million or 17% to $4.6 million for the six months ended June 30, 2021 from $3.9 million for the six months ended June 30, 2020. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the six months ended June 30, 2021 was primarily attributable to an aggregate of $0.8 million increase in salaries and benefits and sales commissions from increased revenue, which was partially offset by the decrease in provision for bad debts of $0.2 million.

General and administrative expenses. General and administrative expenses increased $0.7 million or 9% to $9.4 million for the six months ended June 30, 2021 from $8.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, our general and administrative expenses consisted primarily of employee salaries and benefits of $3.0 million and $2.2 million, share-based compensation expense of $3.9 million and $4.3 million, and professional fees of $1.5 million and $1.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.7 million or 36% to $2.6 million for the six months ended June 30, 2021 from $1.9 million for the six months ended June 30, 2020. The increase in depreciation and amortization for the six months ended June 30, 2021 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2020.

Gain on extinguishment of debt. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the six months ended June 30, 2021.

Income (loss) before income taxes. Income before income taxes was $1.2 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the six months ended June 30, 2021 compared to a loss of $4.0 million for the six months ended June 30, 2020. The significant decrease in loss before income taxes (exclusive of the one-time gain on extinguishment of debt) was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commission of $1.6 million, and depreciation and amortization of $0.7 million.

Income taxes. Income tax expense of $0 was recognized for the six months ended June 30, 2021 and 2020. A full valuation allowance on the deferred tax assets was recognized as of June 30, 2021 and 2020. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net income (loss). Net income was $1.2 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the six months ended June 30, 2021 compared to a loss of $4.0 million for the six months ended June 30, 2020, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the six months ended June 30, 2021, net cash provided by operating activities was $3.5 million, primarily the result of the net income of $1.2 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and gain on extinguishment of debt) totaling $5.0 million, and the cash used as a result of changes in assets and liabilities of $2.6 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities. For the six months ended June 30, 2020, net cash provided by operating activities was $3.0 million, primarily the result of the net loss of $4.0 million, adjusted for certain non-cash items, as mentioned above, totaling $7.1 million.

Cash flows used in investing activities. For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $2.6 million and $3.1 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows provided by financing activities. For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $0 and $2.2 million, respectively. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the six months ended June 30, 2021.

As of June 30, 2021, we had material commitments under certain data licensing agreements of $12.5 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $1.8 million and net loss of $2.5 million for the three months ended June 30, 2021 and 2020, respectively, and net income of $1.2 million and net loss of $4.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had a total shareholders’ equity balance of $49.4 million.

As of June 30, 2021, we had cash and cash equivalents of approximately $13.9 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 10, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 5, 2021, the Compensation Committee approved the Company’s Non-Employee Director Compensation Policy. Non-employee directors shall receive annual cash compensation of $25,000, payable in quarterly installments. Upon joining the board of directors, non-employee directors shall receive a grant of RSUs with an approximate value of $75,000, vesting in three equal annual installments commencing on the first anniversary of the grant date. The Compensation Committee is empowered to grant additional equity awards based upon individual contribution to the Company.

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

August 11, 2021		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)