Form 10-Q
period 2021-09-30
Red Violet, Inc.
filed 2021-11-09
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, the registrant had 12,865,524 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$13,397	$12,957
Accounts receivable, net of allowance for doubtful accounts of $17 and $38 as of September 30, 2021 and December 31, 2020, respectively	4,040	3,201
Prepaid expenses and other current assets	650	581
Total current assets	18,087	16,739
Property and equipment, net	587	558
Intangible assets, net	27,979	27,170
Goodwill	5,227	5,227
Right-of-use assets	1,790	2,161
Other noncurrent assets	137	139
Total assets	$53,807	$51,994
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,366	$2,075
Accrued expenses and other current liabilities	746	1,458
Current portion of operating lease liabilities	600	552
Current portion of long-term loan	-	449
Deferred revenue	424	504
Total current liabilities	3,136	5,038
Noncurrent operating lease liabilities	1,452	1,908
Long-term loan	-	1,703
Total liabilities	4,588	8,649
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 12,863,024 and 12,167,327 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	13	13
Additional paid-in capital	69,440	66,005
Accumulated deficit	(20,234)	(22,673)
Total shareholders' equity	49,219	43,345
Total liabilities and shareholders' equity	$53,807	$51,994

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$11,668	$9,267	$32,764	$25,623
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,787	2,703	8,268	8,582
Sales and marketing expenses	2,154	2,217	6,724	6,139
General and administrative expenses	4,127	4,147	13,567	12,844
Depreciation and amortization	1,345	1,118	3,933	3,020
Total costs and expenses	10,413	10,185	32,492	30,585
Income (loss) from operations	1,255	(918)	272	(4,962)
Interest income (expense), net	1	(7)	(8)	24
Gain on extinguishment of debt	-	-	2,175	-
Income (loss) before income taxes	1,256	(925)	2,439	(4,938)
Income taxes	-	-	-	-
Net income (loss)	$1,256	$(925)	$2,439	$(4,938)
Earnings (loss) per share:
Basic	$0.10	$(0.08)	$0.20	$(0.42)
Diluted	$0.09	$(0.08)	$0.19	$(0.42)
Weighted average number of shares outstanding:
Basic	12,741,723	12,072,716	12,408,152	11,758,907
Diluted	13,645,208	12,072,716	13,140,854	11,758,907

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2020	11,707,829	$12	(103,147)	$(1,255)	$64,806	$(19,873)	$43,690
Vesting of restricted stock units	663,836	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(121,608)	(1,828)	-	-	(1,828)
Share-based compensation	-	-	-	-	2,277	-	2,277
Net loss	-	-	-	-	-	(925)	(925)
Balance at September 30, 2020	12,371,665	$13	(224,755)	$(3,083)	$67,082	$(20,798)	$43,214

Balance at June 30, 2021	12,248,794	$13	-	$-	$70,911	$(21,490)	$49,434
Vesting of restricted stock units	742,101	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(127,871)	(2,785)	-	-	(2,785)
Retirement of treasury stock	(127,871)	-	127,871	2,785	(2,785)		-
Share-based compensation	-	-	-	-	1,314	-	1,314
Net income	-	-	-	-	-	1,256	1,256
Balance at September 30, 2021	12,863,024	$13	-	$-	$69,440	$(20,234)	$49,219

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	713,753	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(121,608)	(1,828)	-	-	(1,828)
Share-based compensation	-	-	-	-	7,896	-	7,896
Net loss	-	-	-	-	-	(4,938)	(4,938)
Balance at September 30, 2020	12,371,665	$13	(224,755)	$(3,083)	$67,082	$(20,798)	$43,214

Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	823,568	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(127,871)	(2,785)	-	-	(2,785)
Retirement of treasury stock	(127,871)	-	127,871	2,785	(2,785)		-
Share-based compensation	-	-	-	-	6,220	-	6,220
Net income	-	-	-	-	-	2,439	2,439
Balance at September 30, 2021	12,863,024	$13	-	$-	$69,440	$(20,234)	$49,219

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,439	$(4,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,933	3,020
Share-based compensation expense	5,197	6,416
Write-off of long-lived assets	24	117
Provision for bad debts	67	360
Noncash lease expenses	371	341
Interest expense	11	7
Gain on extinguishment of debt	(2,175)	-
Changes in assets and liabilities:
Accounts receivable	(906)	263
Prepaid expenses and other current assets	(69)	106
Other noncurrent assets	2	109
Accounts payable	(709)	61
Accrued expenses and other current liabilities	(700)	(803)
Deferred revenue	(80)	52
Operating lease liabilities	(408)	(362)
Net cash provided by operating activities	6,997	4,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(223)	(98)
Capitalized costs included in intangible assets	(3,549)	(4,310)
Net cash used in investing activities	(3,772)	(4,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term loan	-	2,152
Taxes paid related to net share settlement of vesting of restricted stock units	(2,785)	(1,828)
Net cash (used in) provided by financing activities	(2,785)	324
Net increase in cash and cash equivalents	$440	$665
Cash and cash equivalents at beginning of period	12,957	11,776
Cash and cash equivalents at end of period	$13,397	$12,441
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$1,023	$1,480
Retirement of treasury stock	$2,785	$-

See notes to condensed consolidated financial statements

RED VIOLET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

(unaudited)

1. Summary of significant accounting policies

(a) Basis of preparation

The accompanying unaudited condensed consolidated financial statements of Red Violet, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, “red violet” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,256	$(925)	$2,439	$(4,938)
Denominator:
Weighted average shares outstanding:
Basic	12,741,723	12,072,716	12,408,152	11,758,907
Diluted(1)	13,645,208	12,072,716	13,140,854	11,758,907
Earnings (loss) per share:
Basic	$0.10	$(0.08)	$0.20	$(0.42)
Diluted	$0.09	$(0.08)	$0.19	$(0.42)

(1)
A total of 1,529,657 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the three and nine months ended September 30, 2020, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2021			December 31, 2020
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$41,373	$(13,394)	$27,979	$36,804	$(9,634)	$27,170

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,288 and $1,063 for the three months ended September 30, 2021 and 2020, respectively, and $3,763 and $2,847 for the nine months ended September 30, 2021 and 2020, respectively, were included in depreciation and amortization expense. As of September 30, 2021, intangible assets of $3,202, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $1,457 and $1,646 during the three months ended September 30, 2021 and 2020, respectively, and $4,572 and $5,790 during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, estimated amortization expense related to the Company’s intangible assets for the remainder of 2021 through 2026 and thereafter are as follows:

(In thousands)
Year	September 30, 2021
Remainder of 2021	$1,355
2022	5,898
2023	5,978
2024	5,351
2025	4,160
2026 and thereafter	5,237
Total	$27,979

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2021 and December 31, 2020, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended September 30, 2021 and 2020, no goodwill impairment charges were recorded.

5. Revenue recognition

The Company recognized revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand information and identity intelligence solutions to its customers by leveraging its proprietary technology and applying machine learning and advanced analytics to its massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

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

For the three months ended September 30, 2021 and 2020, 80% and 68% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 32% attributable to transactional customers, respectively. For the nine months ended September 30, 2021 and 2020, 80% and 71% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 29% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of September 30, 2021 and December 31, 2020, the balance of deferred revenue was $424 and $504, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2020, $99 and $417 was recognized into revenue during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, $3,630 of revenue is expected to be recognized in the future for outstanding performance obligations, primarily related to pricing contracts that have a term of more than 12 months. $739 of revenue will be recognized in the remainder of 2021, $1,725 in 2022, $670 in 2023, and $496 in 2024. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

For the three and nine months ended September 30, 2021 and 2020, the Company’s effective income tax rate was 0%, differing from the statutory federal income tax rate of 21%, and the difference is primarily the result of the full valuation allowance applied against the Company’s deferred tax assets.

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

The Company does not have any unrecognized tax benefits as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, there were 973,212 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the nine months ended September 30, 2021 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	1,764,450	$11.43
Granted(1)	334,600	$26.58
Vested and delivered(2)	(695,697)	$8.42
Withheld as treasury stock(3)	(127,871)	$7.74
Vested not delivered	(8,417)	$11.25
Forfeited	(37,399)	$17.25
Unvested as of September 30, 2021	1,229,666	$17.46

(1)
On July 30, 2021, the Company granted 120,000 RSUs (included in “Granted” above), subject to performance-based requirements, to one non-executive employee, at a grant date fair value of $24.14 per share. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone (collectively, the “Performance Milestones”). No amortization of share-based compensation expense has been recognized in relation to such RSUs with Performance Milestones, because, as of September 30, 2021, the Company determined that it is not probable that the Performance Milestones will be met.

(2)
During the period from August 29, 2019 to September 8, 2020, the Company granted an aggregate of 277,500 RSUs to its employees. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $10.0 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the performance criteria would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2021.
(3)
In July 2021, 127,871 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock at cost of $2,785. In September 2021, 127,871 shares of treasury stock were retired.

As of September 30, 2021, unrecognized share-based compensation expense associated with the granted RSUs amounted to $10,886, which is expected to be recognized over a remaining weighted average period of 2.5 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Sales and marketing expenses	$103	$151	$417	$460
General and administrative expenses	883	1,702	4,780	5,956
Share-based compensation expense	986	1,853	5,197	6,416
Capitalized in intangible assets	328	424	1,023	1,480
Total	$1,314	$2,277	$6,220	$7,896

8. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into a services agreement with Mr. Michael Brauser (the “Consultant”), a greater than 10% stockholder, pursuant to which, the Consultant would be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provided written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then-current term. Under the Services Agreement, the Consultant received cash compensation of $30 per month and was entitled to participate in the Company’s incentive compensation plan.

On February 16, 2021, the Company entered into a Separation Agreement (the "Separation Agreement") with the Consultant. Pursuant to the Separation Agreement, the parties agreed that the Services Agreement which expired on August 6, 2021 (“Expiration Date”), would not be renewed, but would continue in force and effect until the Expiration Date and that the Consultant would not take any actions on behalf of the Company, including pursuant to the Services Agreement, unless specifically requested in writing by the Company. Pursuant to the Separation Agreement, the Consultant also agreed (i) to certain non-solicitation obligations contained therein, (ii) that he and his affiliates would not disparage or assist or cooperate with any person or entity seeking to publicly disparage or economically harm the Company, and (iii) that the Consultant and his affiliates would not initiate any lawsuit, claim, or proceeding with respect to any claims against the Company, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement.

With respect to each annual or special meeting of the Company's stockholders until the Expiration Date of the Separation Agreement, the Consultant agreed to vote the shares of the Company's common stock or any other securities entitled to vote then held by him or his affiliates in accordance with the board of directors' recommendations on director proposals, provided there is a change in no more than 25% of the current directors (not including changes resulting from a director's death or resignation), and the ratification of the appointment of the Company’s independent registered public accounting firm.

The Company agreed (i) that the remaining unvested 166,666 RSUs previously granted to Consultant in accordance with the 2018 RSU agreement would continue to vest on July 1, 2021, in accordance with and subject to all other provisions and conditions of such grant, (ii) to amend the 2020 RSU agreement, previously granting Consultant 30,000 RSUs such that the 30,000 RSUs would continue to vest 33-1/3% on November 1, 2021, 66-2/3% on November 1, 2022, and 100% on November 1, 2023, without certain Company performance criteria, subject to all other provisions and conditions of such grant, (iii) to include shares of the Company's common stock held by the Consultant or his affiliates in any registration statement the Company files for the benefit of selling stockholders at any time when the Consultant or his affiliates beneficially own 10% or more of the Company's common stock, and (iv) to not initiate any lawsuit, claim, or proceeding with respect to any claims against the Consultant and his affiliates, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement. As a result of the modification to the 2020 RSU agreement, beginning February 16, 2021, the Company recognized an aggregate of $723 in share-based compensation expense over the remaining service period which ended on the Expiration Date.

The Company recognized consulting service fees relating to the Services Agreement of a total of $36 and $90 during the three months ended September 30, 2021 and 2020, respectively, and $216 and $270 during the nine months ended September 30, 2021 and 2020, respectively. In addition, amortization of share-based compensation expense of $160 and $343 for the three months ended September 30, 2021 and 2020, respectively, and $1,432 and $1,022 for the nine months ended September 30, 2021 and 2020, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

9. Long-term loan

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

On June 16, 2021, the Company received a notice from the Lender that the full principal amount of the Loan of $2,152 and the accrued interest of $23 had been fully forgiven, and the U.S. Small Business Administration remitted the forgiveness payment to the Lender, resulting in a gain on extinguishment of debt of $2,175 during the nine months ended September 30, 2021.

10. Leases

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

For the three and nine months ended September 30, 2021 and 2020, a summary of the Company’s lease information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Lease cost:
Operating lease costs	$168	$168	$504	$504
Other information:
Cash paid for operating leases	$180	$175	$540	$527

As of September 30, 2021, the weighted average remaining operating lease term was 3.1 years.

As of September 30, 2021, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2021
Remainder of 2021	$183
2022	743
2023	765
2024	542
2025	77
Total maturities	$2,310
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$600
Noncurrent operating lease liabilities	1,452
Total operating lease liabilities	$2,052
Difference between the maturities and the present value of operating lease liabilities	$258

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,107 and $2,093 for the three months ended September 30, 2021 and 2020, respectively, and $6,337 and $6,396 for the nine months ended September 30, 2021 and 2020, respectively, under certain data licensing agreements. As of September 30, 2021, material capital commitments under certain data licensing agreements were $34,082, shown as follows:

(In thousands)
Year	September 30, 2021
Remainder of 2021	$2,053
2022	7,536
2023	6,952
2024	6,842
2025	6,936
2026 and thereafter	3,763
Total	$34,082

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

(c) Covid-19 update

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. The Company has taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on the Company’s business, results of operations and financial performance. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, the Company has implemented certain protective safeguards to protect the well-being of its employees, customers, and the communities in which it operates. The Company will continue to assess the need and timing of these protective measures. Starting in the second quarter of 2020, the Company implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, the Company experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter of 2020, except for collection customer volume. Collection customer transaction volume returned to pre-Covid levels during the second quarter of 2021, with the exception of the Company’s idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. idiVERIFIED service revenue was down $800 for the three months ended September 30, 2021, compared to the three months ended March 31, 2020. The Company expects its idiVERIFIED service volume to return to pre-Covid levels in the first half of 2022. Beginning the second quarter of 2020, the Company took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the three months ended September 30, 2021 and 2020, we provided concessions to a total of 7 and 22 customers, representing a $24 and $94 reduction in minimum committed spend, respectively. During the nine months ended September 30, 2021 and 2020, we provided concessions to a total of 15 and 164 customers, representing a $50 and $436 reduction in minimum committed spend, respectively. The Company continues to work with customers who have been impacted by Covid-19 and considers potential concessions on a case-by-case basis. The Company continues to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to its employees, its customers, and the communities in which it operates. These measures may result in inefficiencies, delays and additional costs to the Company’s business. The Covid-19 pandemic and its impact on the Company and the economy has significantly limited the Company’s ability to forecast its future operating results, including its ability to predict revenue and expense levels, and plan for and model future operating results. The Company will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic to its business.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, the Company received the Loan under the CARES Act, which was fully forgiven in June 2021, as discussed in Note 10 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on the Company’s ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

Organizations are challenged by the structure, volume and disparity of data. Our platform and applications transform the way our customers interact with information, presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, idiCORE™, our flagship product, and FOREWARN®. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2021 and 2020, idiCORE had 6,314 and 5,758 billable customers and FOREWARN had 74,377 and 44,927 users, respectively. The Company defines a billable customer of idiCORE as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. Revenue from pricing contracts represented 80% of total revenue for the three and nine months ended September 30, 2021, as compared to 68% and 71% for the three and nine months ended September 30, 2020, respectively.

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

In December 2019, a novel strain of coronavirus, known as Covid-19, was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized Covid-19 as a pandemic. We have taken numerous steps, and will continue to take further actions as appropriate, to minimize the impact of the Covid-19 pandemic on our business, results of operations and financial performance. In accordance with best practices and guidance from the Centers for Disease Control and Prevention, we have implemented certain protective safeguards to protect the well-being of our employees, our customers, and the communities in which we operate. We will continue to assess the need and timing of these protective measures. Starting in the second quarter of 2020, we implemented cost containment strategies across all areas of the organization, including continued curtailment of Company travel and partnering with suppliers, landlords and vendors for price concessions and payment deferrals during this interim period. As a result of preventative and protective actions taken by federal, state and local governments, including the implementation of stay-at-home orders and social distancing policies that resulted in significantly reduced commercial activity, and certain temporary government-imposed moratoria on collection customers’ activities, we experienced reduced transaction volume in the second and third quarters of 2020. Transaction volume returned to pre-Covid levels by the end of the third quarter of 2020, except for collection customer volume. Collection customer transaction volume returned to pre-Covid levels during the second quarter of 2021, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. idiVERIFIED service revenue was down $0.8 million for the three months ended September 30, 2021, compared to the three months ended March 31, 2020. We expect idiVERIFIED service volume to return to pre-Covid levels in the first half of 2022. Beginning the second quarter of 2020, we took a proactive customer-centric approach working with customers who were impacted by Covid-19. Customers who had minimum contractual commitments and requested concessions because they were temporarily unable to meet their minimum contractual commitments as a result of Covid-19 were granted reductions, or eliminations where applicable, of minimums on a month-to-month basis. The end date of the customer’s agreement was extended by one month for each month of the temporary concession. During the three months ended September 30, 2021 and 2020, we provided concessions to a total of 7 and 22 customers, representing a $24 thousand and $94 thousand reduction in minimum committed spend, respectively. During the nine months ended September 30, 2021 and 2020, we provided concessions to a total of 15 and 164 customers, representing a $50 thousand and $436 thousand reduction in minimum committed spend, respectively. We continue to work with customers who have been impacted by Covid-19 and consider potential concessions on a case-by-case basis. We continue to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to our employees, our customers, and the communities in which we operate. These measures may result in inefficiencies, delays and additional costs to our business. The Covid-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. We will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic to our business.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”), which was fully forgiven by Legacy Bank of Florida (the “Lender”) and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2.2 million during the nine months ended September 30, 2021. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic. Given the dynamic nature of this health emergency, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

•
Total revenue increased 26% to $11.7 million. Platform revenue increased 26% to $11.3 million. Services revenue increased 24% to $0.4 million.
•
Net income was $1.3 million compared to a loss of $0.9 million.
•
Adjusted EBITDA increased 73% to $3.6 million.
•
Gross profit increased 38% to $7.6 million. Gross margin increased to 65% from 59%.
•
Adjusted gross profit increased 35% to $8.9 million. Adjusted gross margin increased to 76% from 71%.
•
Generated $3.5 million in cash from operating activities in the third quarter.
•
Cash and cash equivalents were $13.4 million as of September 30, 2021.

Third Quarter and Recent Business Highlights

•
Achieved first quarter ever of GAAP profitability without a one-time gain, generating $1.3 million of net income, or $0.09 diluted earnings per share.
•
Launched our “Innovations in Identity” Advisory Board, comprised of industry luminaries and accomplished executives to provide strategic guidance in support of our expansion in current and new markets.
•
Added over 170 new customers to idiCORE™ during the third quarter, ending the quarter with 6,314 customers.
•
Added over 6,700 users to FOREWARN® during the third quarter, ending the quarter with 74,377 users. Over 165 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Continued addition of thought leadership, including key strategic hires to lead expansion within the public sector and financial services.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net income (loss), the most directly comparable financial measure based on GAAP, excluding interest (income) expense, net, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income (loss)	$1,256	$(925)	$2,439	$(4,938)
Interest (income) expense, net	(1)	7	8	(24)
Depreciation and amortization	1,345	1,118	3,933	3,020
Share-based compensation expense	986	1,853	5,197	6,416
Gain on extinguishment of debt	-	-	(2,175)	-
Litigation costs	-	-	126	-
Write-off of long-lived assets and others	34	35	95	252
Adjusted EBITDA	$3,620	$2,088	$9,623	$4,726
Revenue	$11,668	$9,267	$32,764	$25,623

Net income (loss) margin	11%	(10%)	7%	(19%)
Adjusted EBITDA margin	31%	23%	29%	18%

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Revenue	$11,668	$9,267	$32,764	$25,623
Cost of revenue (exclusive of depreciation and amortization)	(2,787)	(2,703)	(8,268)	(8,582)
Depreciation and amortization of intangible assets	(1,288)	(1,063)	(3,763)	(2,847)
Gross profit	7,593	5,501	20,733	14,194
Depreciation and amortization of intangible assets	1,288	1,063	3,763	2,847
Adjusted gross profit	$8,881	$6,564	$24,496	$17,041

Gross margin	65%	59%	63%	55%
Adjusted gross margin	76%	71%	75%	67%

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

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. Our adjusted gross profit is a measure used by management in evaluating the business’ current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Revenue. Revenue increased $2.4 million or 26% to $11.7 million for the three months ended September 30, 2021 from $9.3 million for the three months ended September 30, 2020. Base revenue from existing customers increased $3.4 million or 58%, and revenue from new customers increased $0.2 million or 21%, which was partially offset by a decrease in growth revenue from existing customers of $1.1 million or 42%. Our idiCORE billable customer base grew from 5,758 customers as of September 30, 2020 to 6,314 customers as of September 30, 2021, and our FOREWARN user base grew from 44,927 users to 74,377 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.1 million or 3% to $2.8 million for the three months ended September 30, 2021 from $2.7 million for the three months ended September 30, 2020. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 49% of our total data acquisition costs for the three months ended September 30, 2021 compared to approximately 48% for the three months ended September 30, 2020. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 24% for the three months ended September 30, 2021 from 29% for the three months ended September 30, 2020. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses remained consistent at $2.2 million for the three months ended September 30, 2021 and 2020. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts.

General and administrative expenses. General and administrative expenses remained consistent at $4.1 million for the three months ended September 30, 2021 and 2020. For the three months ended September 30, 2021 and 2020, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.0 million and $1.2 million, share-based compensation expense of $0.9 million and $1.7 million, and professional fees of $0.7 million and $0.8 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million or 20% to $1.3 million for the three months ended September 30, 2021 from $1.1 million for the three months ended September 30, 2020. The increase in depreciation and amortization for the three months ended September 30, 2021 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2020.

Income (loss) before income taxes. Income before income taxes was $1.3 million for the three months ended September 30, 2021 compared to a loss of $0.9 million for the three months ended September 30, 2020. The significant improvement in income before income taxes from a loss was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in depreciation and amortization of $0.2 million.

Income taxes. Income tax expense of $0 was recognized for the three months ended September 30, 2021 and 2020. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2021 and 2020. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net income (loss). Net income was $1.3 million for the three months ended September 30, 2021 compared to a loss of $0.9 million for the three months ended September 30, 2020, as a result of the foregoing.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Revenue. Revenue increased $7.2 million or 28% to $32.8 million for the nine months ended September 30, 2021 from $25.6 million for the nine months ended September 30, 2020. This increase was driven by strong growth in usage from existing customers, with base revenue from existing customers increasing $7.4 million or 42%. This growth was partially offset by a decrease in revenue from new customers of $0.3 million or 9%. As a result of certain Covid-19 related government mandated collections moratoria remaining in place during the period, our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, was down $0.6 million for the nine months ended September 30, 2021. We expect our idiVERIFIED service volume to return to pre-Covid levels in the first half of 2022. Our idiCORE billable customer base grew from 5,758 customers as of September 30, 2020 to 6,314 customers as of September 30, 2021, and our FOREWARN user base grew from 44,927 users to 74,377 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.3 million or 4% to $8.3 million for the nine months ended September 30, 2021 from $8.6 million for the nine months ended September 30, 2020. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 49% of our total data acquisition costs for the nine months ended September 30, 2021 compared to approximately 45% for the nine months ended September 30, 2020. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 25% for the nine months ended September 30, 2021 from 33% for the nine months ended September 30, 2020. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.6 million or 10% to $6.7 million for the nine months ended September 30, 2021 from $6.1 million for the nine months ended September 30, 2020. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the nine months ended September 30, 2021 was primarily attributable to an aggregate of $0.8 million increase in salaries and benefits and sales commissions from increased revenue, which was partially offset by the decrease in provision for bad debts of $0.3 million.

General and administrative expenses. General and administrative expenses increased $0.8 million or 6% to $13.6 million for the nine months ended September 30, 2021 from $12.8 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, our general and administrative expenses consisted primarily of employee salaries and benefits of $5.0 million and $3.4 million, share-based compensation expense of $4.8 million and $6.0 million, and professional fees of $2.2 million and $1.9 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.9 million or 30% to $3.9 million for the nine months ended September 30, 2021 from $3.0 million for the nine months ended September 30, 2020. The increase in depreciation and amortization for the nine months ended September 30, 2021 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2020.

Gain on extinguishment of debt. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the nine months ended September 30, 2021.

Income (loss) before income taxes. Income before income taxes was $2.4 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the nine months ended September 30, 2021 compared to a loss of $4.9 million for the nine months ended September 30, 2020. The significant improvement in income before income taxes (exclusive of the one-time gain on extinguishment of debt) from a loss was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $2.4 million, and depreciation and amortization of $0.9 million.

Income taxes. Income tax expense of $0 was recognized for the nine months ended September 30, 2021 and 2020. A full valuation allowance on the deferred tax assets was recognized as of September 30, 2021 and 2020. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements,” for details.

Net income (loss). Net income was $2.4 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the nine months ended September 30, 2021 compared to a loss of $4.9 million for the nine months ended September 30, 2020, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the nine months ended September 30, 2021, net cash provided by operating activities was $7.0 million, primarily the result of the net income of $2.4 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and gain on extinguishment of debt) totaling $7.4 million, and the cash used as a result of changes in assets and liabilities of $2.9 million, primarily the result of the increase in accounts receivable, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities. For the nine months ended September 30, 2020, net cash provided by operating activities was $4.7 million, primarily the result of the net loss of $4.9 million, adjusted for certain non-cash items, as mentioned above, totaling $10.3 million, and the cash used as a result of changes in assets and liabilities of $0.6 million, primarily the result of the decrease in accrued expenses and other current liabilities, and operating lease liabilities.

Cash flows used in investing activities. For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $3.8 million and $4.4 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows (used in) provided by financing activities. For the nine months ended September 30, 2021, net cash used in financing activities was $2.8 million, which was related to the taxes paid for the net share settlement of vesting of restricted stock units (“RSUs”). For the nine months ended September 30, 2020, net cash provided by financing activities was $0.3 million. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the nine months ended September 30, 2021. In addition, we paid taxes of $1.8 million related to the net share settlement of vesting of RSUs during the nine months ended September 30, 2020.

As of September 30, 2021, we had material commitments under certain data licensing agreements of $34.1 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $1.3 million and net loss of $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and net income of $2.4 million and net loss of $4.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had a total shareholders’ equity balance of $49.2 million.

As of September 30, 2021, we had cash and cash equivalents of approximately $13.4 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 9, 2021		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)