Form 10-K
period 2021-12-31
Red Violet, Inc.
filed 2022-03-09
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $191.7 million.

The number of shares outstanding of the registrant’s common stock, as of March 4, 2022, was 13,522,567.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which are incorporated herein by this reference.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2021 and 2020, IDI had 6,548 and 5,726 billable customers and FOREWARN had 82,419 and 48,377 users, respectively. The Company defines a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2021 and 2020, 80% and 73% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 27% attributable to transactional customers, respectively.

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

For the years ended December 31, 2021 and 2020, we had revenue of $44.0 million and $34.6 million, net income of $0.7 million and a net loss of $6.8 million, and adjusted EBITDA of $10.9 million and $5.9 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on accounting principles generally accepted in the United States (“US GAAP”), excluding interest expense (income), net, income tax expense, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our solutions today consists of public and private sector organizations where cloud-driven identity intelligence is primary to their daily workflow.

The data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile and social media. International Data Corporation, a global provider of market intelligence and advisory services, estimates that worldwide revenue for data and business analytics services was $215.7 billion in the year 2021, and a compound annual growth rate (“CAGR”) from 2021 through 2025 will be 12.8%. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and address their mission-critical functions. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarkets, the risk analytics market is projected to grow to $64.7 billion by 2026, representing CAGR of 14.7% from 2021 through 2026, with North America estimated to hold the largest market share in the risk analytics market. Risk and fraud analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, legislative compliance and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment and mitigation of counterparty risk.

Key Challenges Facing our Customers

We believe our solutions address the challenges that the industry faces today, which include:

Actionable Insights Through A Single, Cloud-Native Platform— As the velocity and volume of data continues to grow exponentially, organizations have become overwhelmed with data and their inability to glean actionable insights from such data to derive successful decisions in real-time. Customers demand full-suite, turn-key solutions that are agile, flexible, and available on-demand in order to gain the speed, scale and insight necessary to drive decisioning. As the breadth and depth of data increases, organizations will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics applications necessary to function across multiple channels. The accelerating digitization of human interactions, and the corresponding generation of the data resulting therefrom, is driving demand for data capture, management and analysis software. As a result, customers are looking for flexible and efficient solutions to unify disparate and often siloed sets of not only transactional data but also demographic, ethnographic and behavioral data as well, in order to provide insights that are truly actionable.

Cost and Performance Pressures—As customers face constant cost pressures, they are increasingly dependent upon extracting greater value from information solutions. Whether it is identity verification, managing risk, or regulatory compliance, customers are increasingly more sophisticated, requiring enhanced performance that provides fast, accurate, and cost-effective solutions to satisfy their business objectives. Improving performance can mean delivering the right information at the right time at greater scale, or providing the most intuitive information as rapidly as possible to capitalize on opportunities or reduce risk. Superior analytics combined with unified data assets delivers competitive advantages to our customers as they cope with these pressures.

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

Our Competitive Strengths

We believe our leading-edge technology platform, massive database, and dynamic and intuitive solutions deliver superior capabilities to our customers. Our solutions enable our customers to make more informed inquiries regarding their challenges and better decisions to solve their most complex problems. We believe the following competitive strengths will continue to deliver an unrivaled value proposition that further drives our differentiation:

•
Transformative and Innovative Cloud-Native Technology Platform—Through the power of our platform, CORE, we offer a comprehensive suite of information solutions. Our cloud-native, data and industry agnostic platform enables us to assimilate, structure, and unify billions of disparate records to create comprehensive views that provide identity intelligence, and to present these insights in real-time via analytical interfaces. We believe our platform’s speed, power, extensibility and scalability are key differentiators in the marketplace.
•
Massive Unified Data Asset—Data is the lifeblood of our technology platform, and of modern society. We leverage our CORE platform to build massive proprietary datasets and apply analytics in real-time to provide actionable insights. Our data is compiled from a myriad of online and offline sources, both structured and unstructured, including public record, publicly-available, proprietary, and self-reported data. Public record data includes personal information, as well as property, identity, bankruptcy, lien, judgment, automotive, phone and other information aggregated from companies specializing in data aggregation, public record databases, and publicly-available sources. Proprietary data is internally generated data unified by proprietary algorithms and analytic processes. Through next-generation technology and proprietary algorithms, we efficiently ingest these datasets, structure them into normalized form, and unify the data to resolve unique identities so as to create an actionable, real-time view of the information for various use cases, delivering greater intelligence to our customers and enhancing their decision-making capabilities across all markets and industries.

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

Our Sales, Distribution and Marketing

Inside Sales—Our inside sales team cultivates relationships, and ultimately closes business, with their end-user markets. These professionals are relationship-based sellers with experience in identifying customers’ needs and clearly explaining and defining products that provide solutions to those needs.

Strategic Sales—While the majority of our direct sales efforts are supported through professional inside sales staff, major accounts within certain industries require a more personal, face-to-face strategic sales approach. We continue to expand this team to meet the demand of the markets.

Distributors, Resellers, and Strategic Partners—In conjunction with direct-to-customer sales efforts, we engage value-added distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. This allows us to rapidly penetrate these markets while also significantly reducing overhead associated with direct sales and support efforts.

Marketing—We have implemented several methods to market our products, including participation in trade shows and seminars, advertising, public relations, distribution of sales literature and product specifications and ongoing communication with prospective customers, distributors, resellers, strategic partners and our installed base of current customers.

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

Our Competition

Competition in the data and analytics sector centers on innovation, product stability, pricing and customer service. The market for our products and services is highly competitive and is subject to constant change. We compete on the basis of innovative technology, differentiated solutions, analytical capabilities, integration with our customers’ technology, customer relationships, service stability, and price. We believe we are well-positioned to effectively compete on all fronts.

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

During the years ended December 31, 2021 and 2020, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2021 and 2020, no individual customer accounted for more than 10% of the Company’s accounts receivable.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. Our other data suppliers include strategic partners, as well as various government and public record databases. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for 49% of our total data acquisition costs for the year ended December 31, 2021 compared to 46% for the year ended December 31, 2020. The amended and renewed term of the agreement with this supplier ends June 30, 2026. We may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2021, the remaining minimum purchase commitments through the end of the amended and renewed term is $23.8 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

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

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (“GLBA”), the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (“DPPA”) and the Federal Trade Commission Act (“FTC Act”). A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

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

Our Employees

We employ a total of 139 employees, all full-time, as of December 31, 2021. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Corporate Information

On March 26, 2018, Cogint, Inc. (“cogint”) (now known as Fluent, Inc.) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”).

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2021 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2021 Form 10-K and is not incorporated by reference in this 2021 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 50, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the Spin-off from cogint on March 26, 2018. Mr. Dubner was appointed as Interim Chairman of our board of directors in September 2018 and as Chairman of our board of directors in April 2020. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as cogint’s Co-Chief Executive Officer from March 2015 until March 2016. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 47, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 43, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over fifteen years of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an Independent Director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS, after it acquired substantially all of the assets of TLO, through a 363 sale process in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 50, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2021 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Coronavirus Pandemic Risks

The ongoing and developing Covid-19 pandemic and the global response to it may adversely impact our business, our future results of operations and our overall financial performance.

The global spread of a novel strain of coronavirus, known as Covid-19, and the various responses to it have created significant volatility, uncertainty and economic disruption. Covid-19 caused us, as well as many of our customers and vendors, to change certain aspects of operations and curtail travel at times. Governmental responses to Covid-19 may alter financial outlooks.

The Covid-19 pandemic and the various responses to it may continue to impact our business, operations and financial results, and the extent of any such impact will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; the emergence and severity of new variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; vaccination rates and the effectiveness of vaccines against new variants; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; and disruptions or restrictions on our employees’ ability to work and travel. If new variants cause severe illness or existing vaccines prove ineffective against new variants, resulting in renewed travel restrictions or stay-at-home orders, that may also interfere with the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

The Covid-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We are closely monitoring the ongoing and developing impact of the Covid-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by Covid-19 will largely depend on future developments, including the emergence of new variants, and the development, availability, distribution and effectiveness of vaccines in response to new variants, which cannot be accurately predicted and are uncertain.

Cybersecurity and Technology Risks

Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products and services are highly technical and complex. Our products and services have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability or breach of personal information. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

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

As our business is conducted largely online, it is dependent on our networks being accessible and secure. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our network security controls, the market perception of the effectiveness of our network security could be harmed resulting in loss of current and potential end user customers, data suppliers, or cause us to lose potential value-added resellers, distributors, or strategic partners. Our business is largely dependent on our customer-facing websites and our websites may be inaccessible because of service interruptions or subject to hacking or computer attacks. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. If an actual or perceived breach were to occur, we cannot assure you that we would not lose revenue or not sustain operating losses as a result.

We also rely heavily on large information technology databases and the ability to provide services using that information from those databases. A party who is able to breach the security measures on our networks or who otherwise is able to access our system through unauthorized means could misappropriate either our proprietary information or the personal information of consumers that we collect, or otherwise cause interruptions or malfunctions to our operations. Hacking of computer data systems is a growing problem. Hackers may especially target concerns that are known to maintain large repositories of proprietary information or personal information, which can then be exploited for the hacker's personal gain. If we grow and obtain more visibility, we may be more vulnerable to hacking or other attempts to gain unauthorized access to our system. Moreover, the increased use of mobile devices also increases the risk of theft or the intentional and unintentional disclosure of data including proprietary information or personal information. We may be unable to anticipate all of these vulnerabilities and implement adequate preventative measures and, in some cases, we may not be able to immediately detect a security incident. Any security incident could result in legal, regulatory, and financial liability, as well as harm to our reputation.

We may be required to expend significant capital and other resources to protect against such threats or to alleviate problems caused by breaches in security. Additionally, any server interruptions, break-downs or system failures, including failures which may be attributable to events within or outside our control, could increase our future operating costs and cause us to lose business. We maintain insurance policies covering losses relating to our network systems or other assets. However, these policies may not cover the entire cost of a claim. Any future disruptions in our information technology systems, whether caused by hacking or otherwise, may have a material adverse effect on our future results.

Privacy concerns relating to the collection, use, accuracy, correction and sharing of personal information and any perceived or actual unauthorized disclosure of personal information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain customers, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs which our insurance policies may not adequately cover and we may need to expend significant resources to protect against security breaches and comply with the multitude of state and federal laws regarding data privacy and data breach notification obligations.

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

We own and host a large amount of sensitive and confidential consumer information including financial information and personal information. This data is often accessed through secure transmissions over public and private networks, including the internet. Despite our physical security, implementation of technical controls and contractual precautions to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. We must continually monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Several recent, highly-publicized data incidents and DDoS attacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business and significantly harm our reputation.

As a nationwide provider of risk and information solutions, we collect, store and transmit files on millions of consumers. These files may contain personal information and other information, and we have implemented technical and physical security policies, procedures and systems we believe are reasonably designed to protect this information from unauthorized access. However, due to the sensitive nature of the information we collect, store and transmit, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a customer.

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

A growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that a consumer's personal information is accessed by unauthorized persons. It is possible that additional laws pertaining to the use, access, accuracy, and security of personal information will be adopted in the future. In the United States, federal and state laws provide for more than 50 disparate data breach notification regimes, all of which we may be subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

If we fail to maintain and improve our systems, our certifications, our technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.

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

Furthermore, we may be required to obtain various industry or technical certifications under our contracts or otherwise to keep pace with our competitors. If we fail to achieve and maintain these key industry or technical certifications, our customers may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

Legal, Regulatory and Compliance Risks

Our business is subject to various governmental regulations, laws and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the GLBA, the DPPA, the FTC Act, and various other federal, state and local laws and regulations. These laws and regulations, which generally are designed to protect consumers and to prevent the misuse of personal information are complex, change frequently and have tended to become more stringent over time. We have already incurred significant expenses in our endeavors to comply with these laws.

Currently, public concern is high with regard to the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data and other data which is personally identifiable or may be considered sensitive. In addition, many advocacy groups as well as some legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, are outmoded due to technological changes, or are not keeping pace with laws passed internationally (including, but not limited to, the European Union’s General Data Protection Regulation (“GDPR”)). As a result, several U.S. states have recently introduced and passed legislation to expand data security breach notification rules and to provide consumers with greater transparency and control over their personal data. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, applies to certain businesses that collect personal information concerning California residents and establishes several consumer rights, including a right to know what personal information is being collected about them and whether and to whom it is sold, a right to access their personal information and have it deleted, a right to opt out of the sale of their personal information, and a right to equal service and price regardless of exercise of these rights. The CCPA contains certain exclusions for data otherwise regulated by the GLBA and/or DPPA, or which is publicly available, and therefore, the impact of the CCPA on our business is somewhat mitigated. On November 3, 2020, California adopted the California Privacy Rights Act (the “CPRA”), which amends and expands the CCPA. It is anticipated that most of the substantive provisions of the CPRA will go into effect in 2023. Two additional comprehensive state privacy laws, the Virginia Consumer Data Protection Act and the Colorado Privacy Act have been adopted and will go into effect in 2023. These laws are similar to the CCPA, but create certain disparate requirements, such as the requirement for businesses to implement appeal procedures for denied requests. Other states are actively considering comprehensive privacy bills, and may pass comprehensive privacy laws similar to California’s, Virginia’s, or Colorado’s privacy laws in the future.

A number of data incidents announced recently by companies in various industries has resulted in significantly increased legislative and regulatory activity at the federal and state levels as lawmakers and regulators continue to propose a wide range of further restrictions on the collection, dissemination or commercial use of personal information, information security standards, and data security incident disclosure standards. This and additional legislative or regulatory efforts in the United States, or action by Executive Order of the President of the United States, could further regulate the collection, use, communication, access, accuracy, obsolescence, sharing, correction and security of this personal information. In addition, any perception that our practices or products are an invasion of privacy, whether or not consistent with current or future regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm, or scrutiny by regulators, which could disrupt our business and expose us to increased liability.

These U.S. federal and state laws and regulations, which can be enforced by government entities or, in some cases, private parties, are constantly evolving and can be subject to significant change. Keeping our business in compliance with or bringing our business into compliance with new laws may be costly and may affect our revenue and/or harm our financial results. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our customers could affect the activities or strategies of such customers and, therefore, lead to reductions in their level of business with us.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition or results of operations:

•
amendment, enactment or interpretation of laws and regulations that restrict the access and use of personal information and reduce the availability or effectiveness of our solutions or the supply of data available to customers;
•
changes in public perception or the position of government actors in favor of further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;
•
failure of customers, resellers, distributors, strategic business partners, or vendors to comply with laws or regulations, where these third parties' failures could reflect negatively on us or require us to cease or limit our business with them;
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

Legal proceedings arise as part of the normal course of our business. These may include actions between us and a current or former employee, actions between us and a current former customer, individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings or other actions brought by federal (e.g., the FTC) or state (e.g., state attorneys general) authorities. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions or inquiries which could affect their business and, in turn, our ability to do business with those customers.

While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties or injunctive relief against us. Furthermore, we review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including Accounting Standards Codification (“ASC”) 450, “Contingencies,” when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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
•
general economic conditions and slow or negative growth of our markets; and
•
political instability, natural disasters, pandemics, war and/or events of terrorism.

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

Since the Spin-off and through December 31, 2021, we issued an aggregate of 2,356,167 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended (the “2018 Plan”), 368,155 shares of which were retired and cancelled. Also, as of December 31, 2021, 31,418 shares underlying awards made under the 2018 Plan have vested but have not been delivered, and an additional 1,306,953 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2025. Pursuant to the 2018 Plan, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future stock incentive plans may also allow our board of directors to issue these equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2021, officers and directors of the Company owned approximately 9% of our common stock (approximately 12% on a fully diluted basis). In addition, two other significant stockholders of the Company owned in aggregate approximately 24% of our common stock (approximately 22% on a fully diluted basis). As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Although we expect that we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2021, we issued an aggregate of 1,233,915 shares of our common stock in connection with registered direct offerings. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

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
•
the potential loss of customers, resellers, distributors, strategic business partners, or suppliers;
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

Our customers, and therefore our business and revenue, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenue is concentrated in the U.S. market across a broad range of industries. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. For example, the banking and financial market downturn that began to affect U.S. businesses in 2008 caused a greater focus on expense reduction by customers of businesses similar to ours. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

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

As of March 4, 2022, there were 13,522,567 shares of our common stock issued and outstanding. As of March 4, 2022, there were 28 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this 2021 Form 10-K. This 2021 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2021 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Red Violet, Inc., a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our intelligent platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2021 and 2020, IDI had 6,548 and 5,726 billable customers and FOREWARN had 82,419 and 48,377 users, respectively. The Company defines a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2021 and 2020, 80% and 73% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 27% attributable to transactional customers, respectively.

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

During 2020, we experienced significantly reduced commercial activity in numerous aspects of our business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021, we saw ongoing improvement in our results of operations, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. We expect our idiVERIFIED service volume to return to pre-Covid levels in the second half of 2022. We continue to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to our employees, our customers, and the communities in which we operate. These measures may result in inefficiencies, delays and additional costs to our business. The Covid-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Furthermore, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time. We will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic to our business, including the emergence of new variants and the development, availability, distribution and effectiveness of vaccines.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. We paid 50% of the deferred amount in December 2021. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the “Loan”), which was fully forgiven by Legacy Bank of Florida (the “Lender”) and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic.

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the data and analytics sector in the United States:

•
The macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels and consumer confidence, influence our revenue. Macroeconomic conditions also have a direct impact on overall technology, marketing and advertising expenditures in the U.S. As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses. Future widespread economic slowdowns in any of the industries or markets our customers serve could reduce the technology and marketing expenditures of our customers and prospective customers.
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
•
The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information and marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies govern our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. Our performance obligation is to provide on demand information and identity intelligence solutions to our customers by leveraging our proprietary technology and applying machine learning and advanced analytics to our massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is considered to be a single performance obligation consisting of a series of distinct services, and is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. Variable fees are allocated to each distinct month in the series for which they are earned. Our revenue is recorded net of applicable sales taxes billed to customers.

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

Revenue is recognized over a period of time. Our customers simultaneously receive and consume the benefits provided by our performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. Our revenue arrangements do not contain significant financing components.

For the years ended December 31, 2021 and 2020, 80% and 73% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 27% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2021 and 2020, the balance of deferred revenue was $0.8 million and $0.5 million, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2020, $0.5 million was recognized into revenue during the year ended December 31, 2021.

As of December 31, 2021, $7.7 million of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $4.4 million of revenue will be recognized in 2022, $2.6 million in 2023, and $0.7 million in 2024. The actual timing of recognition may vary due to factors outside of our control. We exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.03 million and $0.04 million as of December 31, 2021 and 2020, respectively.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2021 and 2020, we had a valuation allowance of $9.5 million and $7.6 million, respectively. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

On October 1, 2021 and 2020, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We concluded that goodwill was not impaired as of December 31, 2021 and 2020.

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

We concluded there was no impairment as of December 31, 2021 and 2020.

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

The fair value of RSUs is determined based on the number of shares granted and the quoted price of our common stock. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amount will be recorded as a cumulative adjustment in the period estimates are revised. Changes in our estimates and assumptions may cause us to realize material changes in share-based compensation expense in the future.

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2021, we have deemed the achievement of the performance-based criteria to be probable for all share-based awards with performance-based vesting criteria, except for the Criteria Four award, as defined in Note 10, “Share-based compensation,” included in “Notes to Consolidated Financial Statements.”

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

Fourth Quarter Financial Results

For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020:

•
Total revenue increased 26% to $11.3 million. Platform revenue increased 25% to $10.8 million. Services revenue increased 31% to $0.5 million.
•
Net loss narrowed 5% to $1.8 million.
•
Adjusted EBITDA increased 9% to $1.3 million.
•
Gross profit increased 35% to $6.9 million. Gross margin increased to 62% from 57%.
•
Adjusted gross profit increased 33% to $8.3 million. Adjusted gross margin increased to 74% from 70%.
•
Cash from operating activities increased 10% to $2.0 million.
•
Cash and cash equivalents were $34.3 million as of December 31, 2021.

Full Year Financial Results

For the year ended December 31, 2021 as compared to the year ended December 31, 2020:

•
Total revenue increased 27% to $44.0 million. Platform revenue increased 31% to $42.5 million. Services revenue decreased 25% to $1.5 million.
•
Net income was $0.7 million compared to a loss of $6.8 million.
•
Adjusted EBITDA increased 85% to $10.9 million.
•
Gross profit increased 43% to $27.7 million. Gross margin increased to 63% from 56%.
•
Adjusted gross profit increased 41% to $32.8 million. Adjusted gross margin increased to 75% from 67%.
•
Cash from operating activities increased 37% to $8.9 million.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net (loss) income, the most directly comparable financial measure based on US GAAP, excluding interest (income) expense, net, income tax expense, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2021	2020	2021	2020
Net (loss) income	$(1,784)	$(1,875)	$655	$(6,813)
Interest (income) expense, net	(1)	6	7	(18)
Income tax expense	198	-	198	-
Depreciation and amortization	1,466	1,196	5,399	4,216
Share-based compensation expense	1,418	1,648	6,615	8,064
Gain on extinguishment of debt	-	-	(2,175)	-
Litigation costs	-	-	126	-
Write-off of long-lived assets and others	9	222	104	474
Adjusted EBITDA	$1,306	$1,197	$10,929	$5,923
Revenue	$11,258	$8,963	$44,022	$34,586

Net (loss) income margin	(16%)	(21%)	1%	(20%)
Adjusted EBITDA margin	12%	13%	25%	17%

The following is a reconciliation of gross profit, the most directly comparable GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2021	2020	2021	2020
Revenue	$11,258	$8,963	$44,022	$34,586
Cost of revenue (exclusive of depreciation and amortization)	(2,927)	(2,694)	(11,195)	(11,276)
Depreciation and amortization of intangible assets	(1,407)	(1,143)	(5,170)	(3,990)
Gross profit	6,924	5,126	27,657	19,320
Depreciation and amortization of intangible assets	1,407	1,143	5,170	3,990
Adjusted gross profit	$8,331	$6,269	$32,827	$23,310

Gross margin	62%	57%	63%	56%
Adjusted gross margin	74%	70%	75%	67%

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

Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, financial measures presented in accordance with US GAAP. The way we measure adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited quarterly consolidated statements of operations data and reconciliations of certain directly comparable US GAAP financial measures to non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin, for each of the eight quarters in the two-year period ended December 31, 2021. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this 2021 Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this 2021 Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Revenue	$9,300	$7,056	$9,267	$8,963	$10,217	$10,879	$11,668	$11,258
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,292	2,587	2,703	2,694	2,761	2,720	2,787	2,927
Sales and marketing expenses	2,176	1,746	2,217	1,959	2,221	2,349	2,154	2,208
General and administrative expenses	4,434	4,263	4,147	4,983	4,550	4,890	4,127	6,244
Depreciation and amortization	910	992	1,118	1,196	1,258	1,330	1,345	1,466
Total costs and expenses	10,812	9,588	10,185	10,832	10,790	11,289	10,413	12,845
(Loss) income from operations	(1,512)	(2,532)	(918)	(1,869)	(573)	(410)	1,255	(1,587)
Interest income (expense), net	31	-	(7)	(6)	(5)	(4)	1	1
Gain on extinguishment of debt	-	-	-	-	-	2,175	-	-
(Loss) income before income taxes	(1,481)	(2,532)	(925)	(1,875)	(578)	1,761	1,256	(1,586)
Income tax expense	-	-	-	-	-	-	-	198
Net (loss) income	$(1,481)	$(2,532)	$(925)	$(1,875)	$(578)	$1,761	$1,256	$(1,784)
(Loss) earnings per share:
Basic	$(0.13)	$(0.22)	$(0.08)	$(0.14)	$(0.05)	$0.14	$0.10	$(0.14)
Diluted	$(0.13)	$(0.22)	$(0.08)	$(0.14)	$(0.05)	$0.13	$0.09	$(0.14)
Weighted average number of shares outstanding:
Basic	11,583,214	11,617,342	12,072,716	12,173,301	12,207,193	12,269,412	12,741,723	13,158,638
Diluted	11,583,214	11,617,342	12,072,716	12,173,301	12,207,193	13,560,714	13,645,208	13,158,638

	Three Months Ended
(In thousands) (Unaudited)	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Net (loss) income	$(1,481)	$(2,532)	$(925)	$(1,875)	$(578)	$1,761	$1,256	$(1,784)
Interest expense (income), net	(31)	-	7	6	5	4	(1)	(1)
Income tax expense	-	-	-	-	-	-	-	198
Depreciation and amortization	910	992	1,118	1,196	1,258	1,330	1,345	1,466
Share-based compensation expense	2,221	2,342	1,853	1,648	2,046	2,165	986	1,418
Gain on extinguishment of debt	-	-	-	-	-	(2,175)	-	-
Litigation costs	-	-	-	-	120	6	-	-
Write-off of long-lived assets and others	111	106	35	222	20	41	34	9
Adjusted EBITDA	$1,730	$908	$2,088	$1,197	$2,871	$3,132	$3,620	$1,306
Revenue	$9,300	$7,056	$9,267	$8,963	$10,217	$10,879	$11,668	$11,258

Net (loss) income margin	(16%)	(36%)	(10%)	(21%)	(6%)	16%	11%	(16%)
Adjusted EBITDA margin	19%	13%	23%	13%	28%	29%	31%	12%

	Three Months Ended
(In thousands) (Unaudited)	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Revenue	$9,300	$7,056	$9,267	$8,963	$10,217	$10,879	$11,668	$11,258
Cost of revenue (exclusive of depreciation and amortization)	(3,292)	(2,587)	(2,703)	(2,694)	(2,761)	(2,720)	(2,787)	(2,927)
Depreciation and amortization of intangible assets	(850)	(934)	(1,063)	(1,143)	(1,203)	(1,272)	(1,288)	(1,407)
Gross profit	5,158	3,535	5,501	5,126	6,253	6,887	7,593	6,924
Depreciation and amortization of intangible assets	850	934	1,063	1,143	1,203	1,272	1,288	1,407
Adjusted gross profit	$6,008	$4,469	$6,564	$6,269	$7,456	$8,159	$8,881	$8,331

Gross margin	55%	50%	59%	57%	61%	63%	65%	62%
Adjusted gross margin	65%	63%	71%	70%	73%	75%	76%	74%

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue. Revenue increased $9.4 million or 27% to $44.0 million for the year ended December 31, 2021 from $34.6 million for the year ended December 31, 2020. This increase was driven by base revenue from existing customers that increased $9.9 million or 41%, which was partially offset by a decrease in revenue from new customers of $0.2 million or 6% and growth revenue from existing customers of $0.2 million or 3%. As a result of certain Covid-19 related government mandated collections moratoria remaining in place during the period, our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile, was down $0.5 million for the year ended December 31, 2021. We expect our idiVERIFIED service volume to return to pre-Covid levels in the second half of 2022. Our IDI billable customer base grew from 5,726 customers as of December 31, 2020 to 6,548 customers as of December 31, 2021, and our FOREWARN user base grew from 48,377 users to 82,419 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue decreased $0.1 million or 1% to $11.2 million for the year ended December 31, 2021 from $11.3 million for the year ended December 31, 2020. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. The decrease in cost of revenue was primarily attributable to the decrease in transactional based data acquisition costs associated with the reduction in our idiVERIFIED services revenue. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 49% of our total data acquisition costs for the year ended December 31, 2021 compared to 46% for the year ended December 31, 2020. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 25% for the year ended December 31, 2021 from 33% for the year ended December 31, 2020. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.8 million or 10% to $8.9 million for the year ended December 31, 2021 from $8.1 million for the year ended December 31, 2020. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the year ended December 31, 2021 was primarily attributable to an increase of $0.3 million in salaries and benefits, and $0.6 million in sales commissions and $0.2 million in merchant processing fees, resulting from increased revenue, which was partially offset by the decrease in provision for bad debts of $0.3 million.

General and administrative expenses. General and administrative expenses increased $2.0 million or 11% to $19.8 million for the year ended December 31, 2021 from $17.8 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, our general and administrative expenses consisted primarily of employee salaries and benefits of $8.4 million and $5.3 million, share-based compensation expense of $6.1 million and $7.5 million, and professional fees of $3.2 million and $2.8 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million or 28% to $5.4 million for the year ended December 31, 2021 from $4.2 million for the year ended December 31, 2020. The increase in depreciation and amortization for the year ended December 31, 2021 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2020.

Gain on extinguishment of debt. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021.

Income (loss) before income taxes. Income before income taxes was $0.9 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the year ended December 31, 2021 compared to a loss of $6.8 million for the year ended December 31, 2020. The significant decrease in loss before income taxes (exclusive of the one-time gain on extinguishment of debt) was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $4.0 million, and depreciation and amortization of $1.2 million.

Income taxes. Income tax expense of $198 and $0 was recognized for the years ended December 31, 2021 and 2020, respectively. A valuation allowance on the deferred tax assets was recognized as of December 31, 2021 and 2020, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 8, “Income Taxes,” included in “Notes to Consolidated Financial Statements.”

Net income (loss). Net income was $0.7 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Loan, for the year ended December 31, 2021 compared to a net loss of $6.8 million for the year ended December 31, 2020, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the year ended December 31, 2021, net cash provided by operating activities was $8.9 million, primarily the result of the net income of $0.7 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, gain on extinguishment of debt, and deferred income tax expense) totaling $10.7 million, and the cash used as a result of changes in assets and liabilities of $2.4 million, primarily the result of the increase in accounts receivable, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities. For the year ended December 31, 2020, net cash provided by operating activities was $6.5 million, primarily the result of the net loss of $6.8 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, and noncash lease expenses) totaling $13.5 million, and the cash used as a result of changes in assets and liabilities of $0.2 million, primarily the result of the decrease in accrued expenses and other current liabilities and operating lease liabilities.

Cash flows used in investing activities. Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $5.2 million and $5.7 million, respectively, primarily as a result of capitalized costs included in intangible assets of $5.0 million and $5.5 million for the years ended December 31, 2021 and 2020, respectively.

Cash flows provided by financing activities. For the year ended December 31, 2021, net cash provided by financing activities was $17.6 million. On November 19, 2021, we entered into definitive securities purchase agreements with certain investors for the sales of our common stock in a registered direct offering for net proceeds of $20.9 million. In addition, we paid taxes of $3.3 million related to the net share settlement of vesting of RSUs during the year ended December 31, 2021. For the year ended December 31, 2020, net cash provided by financing activities was $0.3 million. On May 5, 2020, we received the Loan in the principal amount of $2.2 million under the CARES Act. On June 16, 2021, we received a notice from the Lender that the full principal amount of the Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021. In addition, we paid taxes of $1.8 million related to the net share settlement of vesting of RSUs during the year ended December 31, 2020.

As of December 31, 2021, we had material commitments under certain data licensing agreements of $33.1 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $0.7 million and a net loss of $6.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had a total shareholders’ equity balance of $69.4 million.

As of December 31, 2021, we had cash and cash equivalents of $34.3 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

FORWARD-LOOKING STATEMENTS

This 2021 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include the following:

•
The ongoing and developing Covid-19 pandemic and the global response to it may adversely impact our business, our future results of operations and our overall financial performance.
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
•
If we fail to maintain and improve our systems, our certifications, our technology, and our interfaces with data sources and customers, demand for our services could be adversely affected.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was effective as of December 31, 2021, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this 2021 Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this 2021 Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this 2021 Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.	10-K	001-38407	4.1	March 12, 2020
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.3+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.5+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.6	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.7+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	August 8, 2018
10.8+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.9+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.10+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-K	001-38407	10.13	March 12, 2020
10.11	Promissory Note dated May 5, 2020, by and between Red Violet, Inc. and Legacy Bank of Florida.	10-Q	001-38407	10.1	May 11, 2020
10.12+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 4, 2020
10.13+	Separation Agreement dated February 16, 2021 by and between Red Violet, Inc. and Michael Brauser.	8-K	001-38407	10.1	February 17, 2021
10.14+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Derek Dubner.	10-K	001-38407	10.15	March 10, 2021
10.15+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and James Reilly.	10-K	001-38407	10.16	March 10, 2021
10.16+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Daniel MacLachlan.	10-K	001-38407	10.17	March 10, 2021
10.17+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Jeffrey Dell.	10-K	001-38407	10.18	March 10, 2021
10.18	Form of Securities Purchase Agreement, dated as of November 19, 2021.	8-K	001-38407	10.1	November 19, 2021
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

+ Management contract or compensatory plan or arrangement

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

March 9, 2022		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Chairman	March 9, 2022
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 9, 2022
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ Peter Benz	Director	March 9, 2022
Peter Benz

/s/ Steven D. Rubin	Director	March 9, 2022
Steven D. Rubin

/s/ Robert Swayman	Director	March 9, 2022
Robert Swayman

/s/ Lisa Stanton	Director	March 9, 2022
Lisa Stanton

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 9, 2022

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$34,258	$12,957
Accounts receivable, net of allowance for doubtful accounts of $28 and $38 as of December 31, 2021 and 2020, respectively	3,736	3,201
Prepaid expenses and other current assets	599	581
Total current assets	38,593	16,739
Property and equipment, net	577	558
Intangible assets, net	28,181	27,170
Goodwill	5,227	5,227
Right-of-use assets	1,661	2,161
Other noncurrent assets	137	139
Total assets	$74,376	$51,994
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,605	$2,075
Accrued expenses and other current liabilities	395	1,458
Current portion of operating lease liabilities	617	552
Current portion of long-term loan	-	449
Deferred revenue	841	504
Total current liabilities	3,458	5,038
Noncurrent operating lease liabilities	1,291	1,908
Long-term loan	-	1,703
Deferred tax liabilities	198	-
Total liabilities	4,947	8,649
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2021 and 2020	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,488,540 and 12,167,327 shares issued and outstanding, as of December 31, 2021 and 2020	13	13
Additional paid-in capital	91,434	66,005
Accumulated deficit	(22,018)	(22,673)
Total shareholders' equity	69,429	43,345
Total liabilities and shareholders' equity	$74,376	$51,994

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2021	2020
Revenue	$44,022	$34,586
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	11,195	11,276
Sales and marketing expenses	8,932	8,098
General and administrative expenses	19,811	17,827
Depreciation and amortization	5,399	4,216
Total costs and expenses	45,337	41,417
Loss from operations	(1,315)	(6,831)
Interest (expense) income, net	(7)	18
Gain on extinguishment of debt	2,175	-
Income (loss) before income taxes	853	(6,813)
Income tax expense	198	-
Net income (loss)	$655	$(6,813)
Earnings (loss) per share:
Basic	$0.05	$(0.57)
Diluted	$0.05	$(0.57)
Weighted average number of shares outstanding:
Basic	12,597,316	11,863,413
Diluted	13,403,041	11,863,413

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2019	11,657,912	$12	(103,147)	$(1,255)	$59,187	$(15,860)	$42,084
Vesting of restricted stock units	734,170	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(121,608)	(1,828)	-	-	(1,828)
Retirement of treasury stock	(224,755)	-	224,755	3,083	(3,083)	-	-
Share-based compensation	-	-	-	-	9,902	-	9,902
Net loss	-	-	-	-	-	(6,813)	(6,813)
Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	911,698	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(143,400)	(3,327)	-	-	(3,327)
Retirement of treasury stock	(143,400)	-	143,400	3,327	(3,327)	-	-
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $86	552,915	-	-	-	20,924	-	20,924
Share-based compensation	-	-	-	-	7,832	-	7,832
Net income	-	-	-	-	-	655	655
Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$655	$(6,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,399	4,216
Share-based compensation expense	6,615	8,064
Write-off of long-lived assets	32	337
Provision for bad debts	95	406
Noncash lease expenses	500	459
Interest expense	11	12
Gain on extinguishment of debt	(2,175)	-
Deferred income tax expense	198	-
Changes in assets and liabilities:
Accounts receivable	(630)	(64)
Prepaid expenses and other current assets	(18)	141
Other noncurrent assets	2	63
Accounts payable	(470)	(63)
Accrued expenses and other current liabilities	(1,051)	(125)
Deferred revenue	337	376
Operating lease liabilities	(552)	(490)
Net cash provided by operating activities	8,948	6,519
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(280)	(154)
Capitalized costs included in intangible assets	(4,964)	(5,508)
Net cash used in investing activities	(5,244)	(5,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	20,924	-
Proceeds from long-term loan	-	2,152
Taxes paid related to net share settlement of vesting of restricted stock units	(3,327)	(1,828)
Net cash provided by financing activities	17,597	324
Net increase in cash and cash equivalents	$21,301	$1,181
Cash and cash equivalents at beginning of period	12,957	11,776
Cash and cash equivalents at end of period	$34,258	$12,957
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$1,217	$1,838
Retirement of treasury stock	$3,327	$3,083

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities

Red Violet, Inc. (“red violet,” or the “Company”), a Delaware corporation, is a software and services company building proprietary technologies and applying analytical capabilities to deliver identity intelligence. The Company’s technology powers critical solutions, which empower organizations to operate with confidence. The Company’s solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s intelligent platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company drives workflow efficiency and enables organizations to make better data-driven decisions.

Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary and publicly-available data, the Company’s differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. The Company’s solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

The Company has only one operating segment, as defined by Accounting Standards Codification ("ASC") 280, “Segment Reporting.”

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements have been prepared by red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company reported net income of $655 and a net loss of $6,813 for the years ended December 31, 2021 and 2020, respectively. Net cash provided by operating activities was $8,948 and $6,519 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $22,018.

As of December 31, 2021, the Company had available cash and cash equivalents of $34,258, an increase of $21,301 from $12,957 as of December 31, 2020. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months from the date the financials are issued.

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

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $34,258 and $12,957 as of December 31, 2021 and 2020, respectively.

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

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of customer-specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $28 and $38 as of December 31, 2021 and 2020, respectively.

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

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2021 and 2020, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The measurement date of the Company’s annual goodwill impairment test is October 1. On October 1, 2021 and 2020, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company concluded that goodwill was not impaired as of December 31, 2021 and 2020.

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

The Company concluded there was no impairment as of December 31, 2021 and 2020.

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

The fair value of the Company’s cash and cash equivalents, receivables and payables approximate their carrying amount because of the short-term nature of these instruments. In May 2020, the Company received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2,152 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (the “Loan”). The fair value of the Loan approximates its carrying amount as of December 31, 2020 as the interest rate approximates market rates for similar loans. On June 16, 2021, the Company received a notice from Legacy Bank of Florida (the “Lender”) that the full principal amount of the Loan of $2,152 and the accrued interest of $23 had been fully forgiven.

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

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is considered to be a single performance obligation consisting of a series of distinct services, and is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. Variable fees are allocated to each distinct month in the series for which they are earned. The Company’s revenue is recorded net of applicable sales taxes billed to customers.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. The Company's revenue arrangements do not contain significant financing components.

For the years ended December 31, 2021 and 2020, 80% and 73% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 27% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2021 and 2020, the balance of deferred revenue was $841 and $504, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2020, $504 was recognized into revenue during the year ended December 31, 2021.

As of December 31, 2021, $7,691 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $4,430 of revenue will be recognized in 2022, $2,589 in 2023, and $672 in 2024. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $97 and $85 for the years ended December 31, 2021 and 2020, respectively.

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

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2021, the Company has deemed the achievement of the performance-based criteria to be probable for all share-based awards with performance-based vesting criteria, except for the Criteria Four award, as defined in Note 10.

The Company applies Accounting Standards Update ("ASU") 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, "Compensation – Stock Compensation," to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, "Equity-Based Payments to Non-employees," which previously included the accounting for nonemployee awards.

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

(o) Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

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

(q) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2021 and 2020, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the years ended December 31, 2021 and 2020, no individual customer accounted for more than 10% of the total revenue.

As of December 31, 2021 and 2020, there was no individual customer that accounted for more than 10% of the Company’s accounts receivable, net.

Concentration of suppliers

The Company’s products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including the Company’s largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records databases. The Company’s largest data supplier, with whom the Company has expanded its relationship while securing what it believes to be favorable business terms over the years, accounted for 49% of the Company’s total data acquisition costs for the year ended December 31, 2021 compared to 46% for the year ended December 31, 2020. The amended and renewed term of the agreement with this supplier ends June 30, 2026. The Company may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to the Company and the Company may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2021, the remaining minimum purchase commitments through the end of the amended and renewed term is $23.8 million. If the Company is unable to maintain its relationship with its largest data supplier, its ability to provide products and services could be negatively impacted, as it would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect its reputation, business, financial condition and results of operations and, if it is unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on its business and financial condition.

As of December 31, 2021, among data suppliers, one data supplier accounted for 26% of the Company’s total accounts payable. As of December 31, 2020, among data suppliers, two data suppliers accounted for 40% and 16% of the Company’s total accounts payable, respectively.

(r) Recently issued accounting standards

As an emerging growth company, the Company has left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Exchange Act, however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

3. Earnings (loss) per share

For the years ended December 31, 2021 and 2020, the basic and diluted earnings (loss) per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2021	2020
Numerator:
Net income (loss)	$655	$(6,813)
Denominator:
Weighted average shares outstanding:
Basic	12,597,316	11,863,413
Diluted(1)	13,403,041	11,863,413
Earnings (loss) per share:
Basic	$0.05	$(0.57)
Diluted	$0.05	$(0.57)

(1) A total of 1,764,450 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share for the year ended December 31, 2020, as the impact is anti-dilutive.

4. Accounts receivable, net

Accounts receivable, net consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Accounts receivable	$3,764	$3,239
Less: Allowance for doubtful accounts	(28)	(38)
Total accounts receivable, net	$3,736	$3,201

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2021	2020
Beginning balance	$38	$40
Charges to expenses	95	406
Write-offs	(105)	(408)
Ending balance	$28	$38

5. Property and equipment, net

Property and equipment, net consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Computer and network equipment	$732	$705
Furniture, fixtures and office equipment	763	673
Leasehold improvements	53	52
Total cost	1,548	1,430
Less: Accumulated depreciation	(971)	(872)
Property and equipment, net	$577	$558

Depreciation of property and equipment of $229 and $226 was recorded for the years ended December 31, 2021 and 2020, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2021			December 31, 2020
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$42,982	$(14,801)	$28,181	$36,804	$(9,634)	$27,170

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $5,170 and $3,990 were included in depreciation and amortization expense for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, intangible assets of $3,032, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $6,181 and $7,346 during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, estimated amortization expenses related to the Company’s intangible assets for 2022 through 2027 and thereafter are as follows:

(In thousands)
Year	December 31, 2021
2022	6,027
2023	6,249
2024	5,621
2025	4,424
2026	2,968
2027 and thereafter	2,892
Total	$28,181

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Accrued payroll and related expenses	$228	$1,077
Accrued data acquisition costs	49	58
Sales tax payable	56	104
Miscellaneous expenses payable	62	219
Total	$395	$1,458

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020
Current
Federal and state	$-	$-
Deferred
Federal	(1,401)	(1,903)
State	(303)	(554)
Valuation allowance	1,902	2,457
	198	-
Provision for income tax	$198	$-

The Company’s effective income tax expense differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2021 and 2020. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2021		2020
Tax on income (loss) before income taxes	$179	21%	$(1,431)	21%
Effect of state taxes (net of federal tax benefit)	(303)	-36%	(552)	8%
Excess tax benefit from share-based compensation	(2,801)	-328%	(1,227)	18%
Nondeductible executive compensation	1,556	182%	656	-10%
Forgiveness of the CARES Act loan	(456)	-53%	-	0%
Other permanent differences	121	14%	97	-1%
Valuation allowance	1,902	223%	2,457	-36%
Income tax expense	$198	23%	$-	0%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$10,860	$8,994
Share-based compensation	1,913	1,872
Accounts receivable	7	10
Accrued expenses and other current liabilities	340	330
	13,120	11,206
Valuation allowance	(9,485)	(7,583)
	3,635	3,623
Deferred tax liabilities:
Intangible assets	3,771	3,491
Property and equipment	62	132
	3,833	3,623
Net deferred income tax liabilities	$198	$-

As of December 31, 2021, the Company had gross federal and state net operating loss carryforwards of $43,501 and $33,665, respectively, which begin to expire in 2036, except that $37,471 of federal net operating loss carryforwards incurred from 2018 to 2021 could be carried forward indefinitely. The Company’s federal net operating losses are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a valuation allowance of $9,485 and $7,583 was necessary as of December 31, 2021 and 2020, respectively, to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in the valuation allowance was an increase of $1,902 and $2,457 for the years ended December 31, 2021 and 2020, respectively. The increase in the valuation allowance in the years ended December 31, 2021 and 2020 is primarily due to the increase in net operating loss carryforwards.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. All of the Company’s income tax filings since 2018 remain open for tax examinations.

The Company does not have any unrecognized tax benefits as of December 31, 2021 and 2020.

9. Common stock and preferred stock

Common stock and treasury stock

As of December 31, 2021 and 2020, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 13,488,540 and 12,167,327 shares of common stock were issued, respectively.

As of December 31, 2021 and 2020, there was no treasury stock.

During the year ended December 31, 2020, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 734,170 shares of common stock issued as a result of the vesting of RSUs, of which, 121,608 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $1,828.
•
In November 2020, 224,755 shares of treasury stock were retired.

During the year ended December 31, 2021, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 911,698 shares of common stock issued as a result of the vesting of RSUs, of which, an aggregate of 143,400 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $3,327.
•
In September and December 2021, an aggregate of 143,400 shares of treasury stock were retired.
•
An aggregate of 552,915 shares of common stock, with an issuance price of $38.00 per share, were issued in a registered direct offering to certain investors, pursuant to the securities purchase agreements entered into on November 19, 2021. Net proceeds of $20,924 were received in November 2021.

Preferred stock

As of December 31, 2021 and 2020, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

10. Share-based compensation

On March 22, 2018, the board of directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018 (the “Spin-off”), approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. On June 3, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares.

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

As of December 31, 2021, there were 805,462 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSUs activity during the years ended December 31, 2020 and 2021 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2019	2,237,827	$8.88
Granted	283,459	$22.30
Vested and delivered	(612,561)	$7.78
Withheld as treasury stock	(121,608)	$7.72
Vested not delivered	(8,417)	$11.25
Forfeited	(14,250)	$15.45
Unvested as of December 31, 2020	1,764,450	$11.43
Granted	506,850	$27.50
Vested and delivered	(768,298)	$9.36
Withheld as treasury stock	(143,400)	$9.33
Vested not delivered	(10,750)	$13.68
Forfeited	(41,899)	$18.97
Unvested as of December 31, 2021	1,306,953	$18.85

The amount included in "Vested not delivered" above represents RSUs that have been vested but the delivery of the common stock underlying such RSUs were deferred. The increase in treasury stock (included in “Withheld as treasury stock” above) was due to shares withheld to pay statutory taxes upon the vesting of RSUs during the years ended December 31, 2020 and 2021. Refer to Note 9 for details.

There were certain grants of RSUs with both time- and performance-based conditions. Details of such grants of RSUs were as follows:

			Weighted average		Amortization of share-based compensation
RSU grants with		Number	grant-date		Year Ended December 31,
performance criteria	Grant dates	of units	fair value	Vesting period	2021	2020
Criteria One(1)	9/5/2018 - 1/16/2019	1,577,500	$7.66	3-4 years	$1,206	$3,155
Criteria Two(2)	8/28/2019 - 9/8/2020	277,500	$12.27	3-4 years	781	1,239
Criteria Three(3)	8/28/2019 - 11/20/2020	455,000	$15.44	3 years	2,239	3,502
Criteria Four(4)	7/30/2021	120,000	$31.74	5 years	-	-
		2,430,000			$4,226	$7,896
(1)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of June 30, 2019, the Company determined that the Criteria One were met. As of December 31, 2021, the remaining 30,000 shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.
(2)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $10.0 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the Criteria Two would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the Criteria Two were met as of March 31, 2021. As of December 31, 2021, the remaining 125,399 shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.

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
(4)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on October 19, 2021, with a fair value of $31.74 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. No amortization of share-based compensation expense has been recognized in relation to such RSUs with Criteria Four, because, as of December 31, 2021, the Company determined that it is not probable that the Criteria Four will be met.

As of December 31, 2021, unrecognized share-based compensation expense associated with the granted RSUs amounted to $14,098, which is expected to be recognized over a weighted average period of 2.6 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2021	2020
Sales and marketing expenses	$562	$609
General and administrative expenses	6,053	7,455
Share-based compensation expense	6,615	8,064
Capitalized in intangible assets	1,217	1,838
Total	$7,832	$9,902

11. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into a services agreement with Mr. Michael Brauser (the “Consultant”), a greater than 10% stockholder, pursuant to which, the Consultant would be providing recommendations on organizational and capital structure, future financing needs and future acquisitions or strategic transactions (“Services Agreement”), for a term of one year, automatically renewing for additional one-year periods unless either party provides written notice to the other of its intent not to renew not fewer than 30 days prior to the expiration of the then-current term. Under the Services Agreement, the Consultant receives cash compensation of $30 per month and was entitled to participate in the Company’s incentive compensation plan.

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

The Company agreed (i) that the remaining unvested 166,666 RSUs previously granted to Consultant in accordance with the 2018 RSU agreement, which was included in RSUs granted with the Criteria One in Note 10 above, would continue to vest on July 1, 2021, in accordance with and subject to all other provisions and conditions of such grant, (ii) to amend the 2020 RSU agreement, which was included in RSUs granted with the Criteria Three in Note 10 above, previously granting Consultant 30,000 RSUs such that the 30,000 RSUs would continue to vest 33-1/3% on November 1, 2021, 66-2/3% on November 1, 2022, and 100% on November 1, 2023, without certain Company performance criteria, subject to all other provisions and conditions of such grant, (iii) to include shares of the Company's common stock held by the Consultant or his affiliates in any registration statement the Company files for the benefit of selling stockholders at any time when the Consultant or his affiliates beneficially own 10% or more of the Company's common stock, and (iv) to not initiate any lawsuit, claim, or proceeding with respect to any claims against the Consultant and his affiliates, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement. As a result of the modification to the 2020 RSU agreement, beginning February 16, 2021, the Company recognized an aggregate of $723 in share-based compensation expense over the remaining service period which ended on the Expiration Date.

The Company recognized consulting service fees relating to the Services Agreement of a total of $216 and $360 during the years ended December 31, 2021 and 2020, respectively. In addition, amortization of share-based compensation expense of $1,432 (inclusive of $723 in relation with the modification of RSUs above) and $1,392 for the years ended December 31, 2021 and 2020, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

12. Long-term loan

On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 evidencing the Loan, an unsecured non-recourse loan in the principal amount of $2,152 under the CARES Act. The Company’s policy was to account for the Loan as debt.

Long-term loan as of December 31, 2020 consists of the following:

(In thousands)	December 31, 2020
Principal amount	$2,152
Included in consolidated balance sheet:
Current portion of long-term loan	$449
Long-term loan (non-current)	1,703
$2,152

The Loan had a two-year term and a contractual maturity of May 5, 2022. The interest rate on the Loan is 1.0% per annum.

On June 16, 2021, the Company received a notice from the Lender that the full principal amount of the Loan of $2,152 and the accrued interest of $23 had been fully forgiven, and the U.S. Small Business Administration remitted the forgiveness payment to the Lender, resulting in a gain on extinguishment of debt of $2,175 during the year ended December 31, 2021.

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

For the years ended December 31, 2021 and 2020, a summary of the Company’s lease information is shown below:

	Year Ended December 31,
(In thousands)	2021	2020
Lease cost:
Operating lease costs	$672	$672
Other information:
Cash paid for operating leases	$724	$704

There were no additional right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2021 and 2020. The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the above-mentioned leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of December 31, 2021, the weighted average remaining operating lease term was 2.8 years.

As of December 31, 2021, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2021
2022	$743
2023	765
2024	542
2025	77
Total maturities	$2,127
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$617
Noncurrent operating lease liabilities	1,291
Total operating lease liabilities	$1,908
Difference between the maturities and the present value of operating lease liabilities	$219

14. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $8,481 and $8,493 for the years ended December 31, 2021 and 2020, respectively, under certain data licensing agreements. As of December 31, 2021, future material capital commitments under certain data licensing agreements were $33,059, shown as follows:

(In thousands)
Year	December 31, 2021
2022	7,736
2023	7,200
2024	7,106
2025	7,207
2026	3,810
Total	$33,059

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

(d) Covid-19 update

During 2020, the Company experienced significantly reduced commercial activity in numerous aspects of its business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021, the Company saw ongoing improvement in its results of operations, with the exception of the Company's idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. The Company expects its idiVERIFIED service volume to return to pre-Covid levels in the second half of 2022. The Company continues to take precautionary measures intended to minimize the risk of the Covid-19 pandemic to its employees, its customers, and the communities in which it operates. These measures may result in inefficiencies, delays and additional costs to the Company's business. The Covid-19 pandemic and its impact on the Company and the economy has significantly limited the Company's ability to forecast its future operating results, including its ability to predict revenue and expense levels, and plan for and model future operating results. Furthermore, the full impact of the Covid-19 pandemic on the Company's ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time. The Company will continue to evaluate the nature and extent of the impact of the Covid-19 pandemic to its business, including the emergence of new variants and the development, availability, distribution and effectiveness of vaccines.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the CARES Act, to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. The Company paid 50% of the deferred amount in December 2021. On May 5, 2020, the Company received the Loan under the CARES Act, which was fully forgiven in June 2021, as discussed in Note 12 above. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic.