Form 10-Q
period 2022-03-31
Red Violet, Inc.
filed 2022-05-04
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, the registrant had 13,523,067 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$34,775	$34,258
Accounts receivable, net of allowance for doubtful accounts of $22 and $28 as of March 31, 2022 and December 31, 2021, respectively	4,561	3,736
Prepaid expenses and other current assets	1,081	599
Total current assets	40,417	38,593
Property and equipment, net	625	577
Intangible assets, net	28,804	28,181
Goodwill	5,227	5,227
Right-of-use assets	1,529	1,661
Other noncurrent assets	137	137
Total assets	$76,739	$74,376
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,233	$1,605
Accrued expenses and other current liabilities	442	395
Current portion of operating lease liabilities	636	617
Deferred revenue	713	841
Total current liabilities	4,024	3,458
Noncurrent operating lease liabilities	1,124	1,291
Deferred tax liabilities	373	198
Total liabilities	5,521	4,947
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2022 and December 31, 2021	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,523,067 and 13,488,540 shares issued and outstanding, as of March 31, 2022 and December 31, 2021	14	13
Additional paid-in capital	93,115	91,434
Accumulated deficit	(21,911)	(22,018)
Total shareholders' equity	71,218	69,429
Total liabilities and shareholders' equity	$76,739	$74,376

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$12,729	$10,217
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,170	2,761
Sales and marketing expenses	2,391	2,221
General and administrative expenses	5,353	4,550
Depreciation and amortization	1,534	1,258
Total costs and expenses	12,448	10,790
Income (loss) from operations	281	(573)
Interest income (expense), net	1	(5)
Income (loss) before income taxes	282	(578)
Income tax expense	175	-
Net income (loss)	$107	$(578)
Earnings (loss) per share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)
Weighted average number of shares outstanding:
Basic	13,543,607	12,207,193
Diluted	14,047,635	12,207,193

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	40,750	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,397	-	2,397
Net loss	-	-	-	-	-	(578)	(578)
Balance at March 31, 2021	12,208,077	$13	-	$-	$68,402	$(23,251)	$45,164

Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	34,750	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(223)	(6)	-	-	(6)
Retirement of treasury stock	(223)	-	223	6	(6)		-
Share-based compensation	-	-	-	-	1,688	-	1,688
Net income	-	-	-	-	-	107	107
Balance at March 31, 2022	13,523,067	$14	-	$-	$93,115	$(21,911)	$71,218

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107	$(578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,534	1,258
Share-based compensation expense	1,387	2,046
Write-off of long-lived assets	3	19
Provision for bad debts	37	59
Noncash lease expenses	132	121
Interest expense	-	5
Deferred income tax expense	175	-
Changes in assets and liabilities:
Accounts receivable	(862)	(440)
Prepaid expenses and other current assets	(482)	(392)
Other noncurrent assets	-	2
Accounts payable	628	(101)
Accrued expenses and other current liabilities	47	(583)
Deferred revenue	(128)	(51)
Operating lease liabilities	(148)	(133)
Net cash provided by operating activities	2,430	1,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(113)	(46)
Capitalized costs included in intangible assets	(1,794)	(1,247)
Net cash used in investing activities	(1,907)	(1,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(6)	-
Net cash used in financing activities	(6)	-
Net increase (decrease) in cash and cash equivalents	$517	$(61)
Cash and cash equivalents at beginning of period	34,258	12,957
Cash and cash equivalents at end of period	$34,775	$12,896
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$301	$351
Retirement of treasury stock	$6	$-

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2022.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date included in the Form 10-K, but does not include all disclosures required by US GAAP.

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

	Three Months Ended March 31,
(In thousands, except share data)	2022	2021
Numerator:
Net income (loss)	$107	$(578)
Denominator:
Weighted average shares outstanding:
Basic	13,543,607	12,207,193
Diluted(1)	14,047,635	12,207,193
Earnings (loss) per share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

(1)
For the three months ended March 31, 2022, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units (“RSUs”). For the three months ended March 31, 2021, a total of 1,686,499 unvested RSUs have been excluded from the diluted loss per share, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2022			December 31, 2021
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$45,077	$(16,273)	$28,804	$42,982	$(14,801)	$28,181

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,472 and $1,203 for the three months ended March 31, 2022 and 2021, respectively, were included in depreciation and amortization expense. As of March 31, 2022, intangible assets of $3,780, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,095 and $1,598 during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, estimated amortization expense related to the Company’s intangible assets for the remainder of 2022 through 2027 and thereafter are as follows:

(In thousands)
Year	March 31, 2022
Remainder of 2022	4,746
2023	6,666
2024	6,039
2025	4,835
2026	3,377
2027 and thereafter	3,141
Total	$28,804

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2022 and December 31, 2021, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended March 31, 2022 and 2021, no goodwill impairment charges were recorded.

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

For the three months ended March 31, 2022 and 2021, 77% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 20% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2022 and December 31, 2021, the balance of deferred revenue was $713 and $841, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2021, $323 was recognized into revenue during the three months ended March 31, 2022.

As of March 31, 2022, $9,962 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $4,925 of revenue will be recognized in the remainder of 2022, $4,232 in 2023, $797 in 2024, and $8 in 2025. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three months ended March 31, 2022, the Company concluded that it was in a cumulative loss with a full valuation allowance booked against that loss.

For the three months ended March 31, 2022 and 2021, the Company’s effective income tax rate was 62% and 0%, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

The Company does not have any material unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

7. Share-based compensation

On March 22, 2018, the board of directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018, approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. On June 3, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares. On April 11, 2022, the board of directors of the Company approved, subject to stockholder approval, an amendment to the 2018 Plan to further increase the number of shares of common stock authorized for issuance under the 2018 Plan from 4,500,000 shares to 6,500,000 shares.

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

As of March 31, 2022, there were 719,187 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended March 31, 2022 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	1,306,953	$18.85
Granted(1)	102,500	$25.40
Vested and delivered	(34,527)	$7.98
Withheld as treasury stock	(223)	$7.53
Vested not delivered(2)	(282,585)	$14.97
Forfeited	(16,225)	$23.36
Unvested as of March 31, 2022(3)	1,075,893	$21.12

(1)
During the three months ended March 31, 2022, the Company granted an aggregate of 102,500 RSUs to certain employees at grant date fair values ranging from $24.42 to $28.75 per share, with a vesting period ranging from two to four years.
(2)
The amount included in "Vested not delivered" above represents RSUs that have been vested but the delivery of the common stock underlying such RSUs had not occurred as of March 31, 2022. During the period from August 29, 2019 to November 20, 2020, the Company granted an aggregate of 455,000 RSUs. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $12.5 million for such fiscal quarter, and (ii) positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, subject to the recipient continuing to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the respective performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that such performance criteria would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2022. As a result, 283,335 RSUs were included in "Vested not delivered" above.
(3)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on February 18, 2022, with a fair value of $27.23 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. No amortization of share-based compensation expense has been recognized for these RSUs, because, as of March 31, 2022, the Company determined that it is not probable that such performance criteria will be met. The 120,000 RSUs were included in "Unvested as of March 31, 2022" with a fair value of $27.23 per share.

As of March 31, 2022, unrecognized share-based compensation expense associated with the granted RSUs amounted to $17,904, which is expected to be recognized over a remaining weighted average period of 3.0 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Sales and marketing expenses	$47	$156
General and administrative expenses	1,340	1,890
Share-based compensation expense	1,387	2,046
Capitalized in intangible assets	301	351
Total	$1,688	$2,397

8. Related party transactions

Services Agreement

On August 7, 2018, the Company entered into a services agreement (the “Services Agreement”) with Mr. Michael Brauser (the “Consultant”), a greater than 10% stockholder, pursuant to which, the Consultant received cash compensation of $30 per month and was entitled to participate in the Company’s incentive compensation plan. The Services Agreement terminated on August 6, 2021, as further detailed below.

On February 16, 2021, the Company entered into a Separation Agreement (the "Separation Agreement") with the Consultant. Pursuant to the Separation Agreement, the parties agreed that the Services Agreement which expired on August 6, 2021 (“Expiration Date”), would not be renewed, but would continue in force and effect until the Expiration Date. As part of the Separation Agreement, the Consultant agreed (i) to certain non-solicitation obligations contained therein, (ii) that he and his affiliates would not disparage or assist or cooperate with any person or entity seeking to publicly disparage or economically harm the Company, (iii) that the Consultant and his affiliates would not initiate any lawsuit, claim, or proceeding with respect to any claims against the Company, except (with designated exceptions) for any legal proceeding initiated solely to remedy a breach of or to enforce the Separation Agreement, and (iv) with respect to each annual or special meeting of the Company's stockholders until the Expiration Date of the Separation Agreement, the Consultant agreed to vote the shares of the Company's common stock or any other securities entitled to vote then held by him or his affiliates in accordance with the board of directors' recommendations on director proposals (subject to certain board of directors change thresholds), and the ratification of the appointment of the Company’s independent registered public accounting firm.

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

The Company recognized consulting service fees relating to the Services Agreement of a total of $0 and $90 during the three months ended March 31, 2022 and 2021, respectively. In addition, amortization of share-based compensation expense of $0 and $548 (inclusive of the amortization of share-based compensation expense in relation with the modification of RSUs mentioned above) for the three months ended December 31, 2022 and 2021, respectively, was recognized in relation to the RSUs previously granted to the Consultant.

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

For the three months ended March 31, 2022 and 2021, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2022	2021
Lease cost:
Operating lease costs	$168	$168
Other information:
Cash paid for operating leases	$184	$179

As of March 31, 2022, the weighted average remaining operating lease term was 2.6 years.

As of March 31, 2022, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2022
Remainder of 2022	$559
2023	765
2024	542
2025	77
Total maturities	$1,943
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$636
Noncurrent operating lease liabilities	1,124
Total operating lease liabilities	$1,760
Difference between the maturities and the present value of operating lease liabilities	$183

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,248 and $2,122 for the three months ended March 31, 2022 and 2021, respectively, under certain data licensing agreements. As of March 31, 2022, material capital commitments under certain data licensing agreements were $31,634, shown as follows:

(In thousands)
Year	March 31, 2022
Remainder of 2022	6,066
2023	7,315
2024	7,166
2025	7,267
2026	3,820
Total	$31,634

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

(c) Covid-19 update

During 2020, the Company experienced significantly reduced commercial activity in numerous aspects of its business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and the first quarter of 2022, the Company saw ongoing improvement in its results of operations, with the exception of the Company's idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. The Company expects its idiVERIFIED service volume to return to pre-Covid levels in the first half of 2023. Given the ongoing uncertainty and the unpredictable nature of the pandemic, including the emergence of new variants and the development, availability, distribution and effectiveness of vaccines, the full impact of the Covid-19 pandemic on the Company's ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. The Company paid 50% of the deferred amount in December 2021. On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan under the CARES Act, which was fully forgiven by Legacy Bank of Florida and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2,175 during the year ended December 31, 2021. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including the impact of the coronavirus (“Covid-19”) pandemic on our operating results. These factors include those contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 9, 2022 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. To the extent that our business is negatively impacted due to a variety of factors, including the impact of Covid-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impacts.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2022 and 2021, IDI had 6,592 and 5,902 billable customers and FOREWARN had 91,490 and 58,831 users, respectively. The Company defines a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended March 31, 2022 and 2021, 77% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 20% attributable to transactional customers, respectively.

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

During 2020, we experienced significantly reduced commercial activity in numerous aspects of our business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and the first quarter of 2022, we saw ongoing improvement in our results of operations, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. We expect our idiVERIFIED service volume to return to pre-Covid levels in the first half of 2023. Given the ongoing uncertainty and the unpredictable nature of the pandemic, including the emergence of new variants and the development, availability, distribution and effectiveness of vaccines, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. We paid 50% of the deferred amount in December 2021. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act, which was fully forgiven by Legacy Bank of Florida and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic
.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

•
Total revenue increased 25% to $12.7 million. Platform revenue increased 24% to $12.2 million. Services revenue increased 27% to $0.5 million.
•
Gross profit increased 29% to $8.1 million. Gross margin increased to 64% from 61%.
•
Adjusted gross profit increased 28% to $9.6 million. Adjusted gross margin increased to 75% from 73%.
•
Net income was $0.1 million compared to a loss of $0.6 million.
•
Adjusted EBITDA increased 12% to $3.2 million.
•
Cash from operating activities increased 97% to $2.4 million.
•
Cash and cash equivalents were $34.8 million as of March 31, 2022.

First Quarter and Recent Business Highlights

•
Added 27 team members, including 18 members to our technology team, expanding our capabilities, depth and efficiency to drive product suite expansion.
•
Added 44 customers to IDI™ during the first quarter, ending the quarter with 6,592 customers.
•
Added 9,071 users to FOREWARN® during the first quarter, ending the quarter with 91,490 users. Over 200 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Released idiCORE™ Mobile, an app-based solution providing customers with the power of IDI’s next-generation data fusion platform for investigative, due-diligence, and fraud prevention needs, all in the palm of their hands.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, excluding interest (income) expense, net, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income (loss)	$107	$(578)
Interest (income) expense, net	(1)	5
Income tax expense	175	-
Depreciation and amortization	1,534	1,258
Share-based compensation expense	1,387	2,046
Litigation costs	15	120
Write-off of long-lived assets and others	3	20
Adjusted EBITDA	$3,220	$2,871
Revenue	$12,729	$10,217

Net income (loss) margin	1%	(6%)
Adjusted EBITDA margin	25%	28%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue	$12,729	$10,217
Cost of revenue (exclusive of depreciation and amortization)	(3,170)	(2,761)
Depreciation and amortization of intangible assets	(1,472)	(1,203)
Gross profit	8,087	6,253
Depreciation and amortization of intangible assets	1,472	1,203
Adjusted gross profit	$9,559	$7,456

Gross margin	64%	61%
Adjusted gross margin	75%	73%

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenue. Revenue increased $2.5 million or 25% to $12.7 million for the three months ended March 31, 2022 from $10.2 million for the three months ended March 31, 2021. Base revenue from existing customers increased $2.4 million or 32%, growth revenue from existing customers increased $0.1 million or 5%, and revenue from new customers increased $0.05 million or 5%. Our IDI billable customer base grew from 5,902 customers as of March 31, 2021 to 6,592 customers as of March 31, 2022, and our FOREWARN user base grew from 58,831 users to 91,490 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.4 million or 15% to $3.2 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 47% of our total data acquisition costs for the three months ended March 31, 2022 compared to approximately 45% for the three months ended March 31, 2021. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 25% for the three months ended March 31, 2022 from 27% for the three months ended March 31, 2021. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.2 million or 8% to $2.4 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended March 31, 2022 was primarily attributable to an increase of $0.2 million in salaries and benefits, and sales commissions resulting from increased revenue.

General and administrative expenses. General and administrative expenses increased $0.8 million or 18% to $5.4 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.5 million and $1.5 million, share-based compensation expense of $1.3 million and $1.9 million, and professional fees of $1.0 million and $0.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million or 22% to $1.5 million for the three months ended March 31, 2022 from $1.3 million for the three months ended March 31, 2021. The increase in depreciation and amortization for the three months ended March 31, 2022 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after March 31, 2021.

Income (loss) before income taxes. Income before income taxes was $0.3 million for the three months ended March 31, 2022 compared to a loss of $0.6 million for the three months ended March 31, 2021. The significant improvement in income before income taxes from a loss was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.2 million, professional fees of $0.3 million, and depreciation and amortization of $0.2 million.

Income taxes. Income tax expense of $0.2 million and $0 was recognized for the three months ended March 31, 2022 and 2021, respectively. A valuation allowance on the deferred tax assets was recognized as of March 31, 2022 and 2021, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income (loss). Net income was $0.1 million for the three months ended March 31, 2022 compared to a net loss of $0.6 million for the three months ended March 31, 2021, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the three months ended March 31, 2022, net cash provided by operating activities was $2.4 million, primarily the result of the net income of $0.1 million, adjusted for certain non-cash items (consisting primarily of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $3.3 million, and the cash used as a result of changes in assets and liabilities of $0.9 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in deferred revenue and operating lease liabilities, which was offset by the increase in accounts payable. For the three months ended March 31, 2021, net cash provided by operating activities was $1.2 million, primarily the result of the net loss of $0.6 million, adjusted for certain non-cash items, as mentioned above, totaling $3.5 million, and the cash used as a result of changes in assets and liabilities of $1.7 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities.

Cash flows used in investing activities. For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $1.9 million and $1.3 million, respectively, primarily as a result of capitalized costs included in intangible assets.

As of March 31, 2022, we had material commitments under certain data licensing agreements of $31.6 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $0.1 million and a net loss of $0.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had a total shareholders’ equity balance of $71.2 million.

As of March 31, 2022, we had cash and cash equivalents of approximately $34.8 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with any legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including Accounting Standards Codification ("ASC") 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 9, 2022.

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

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2022		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)