Form 10-Q
period 2022-06-30
Red Violet, Inc.
filed 2022-08-09
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 13,717,098 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$32,328	$34,258
Accounts receivable, net of allowance for doubtful accounts of $35 and $28 as of June 30, 2022 and December 31, 2021, respectively	4,157	3,736
Prepaid expenses and other current assets	953	599
Total current assets	37,438	38,593
Property and equipment, net	671	577
Intangible assets, net	29,774	28,181
Goodwill	5,227	5,227
Right-of-use assets	1,394	1,661
Other noncurrent assets	137	137
Total assets	$74,641	$74,376
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,448	$1,605
Accrued expenses and other current liabilities	626	395
Current portion of operating lease liabilities	655	617
Deferred revenue	622	841
Total current liabilities	3,351	3,458
Noncurrent operating lease liabilities	953	1,291
Deferred tax liabilities	395	198
Total liabilities	4,699	4,947
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,702,796 and 13,488,540 shares issued, 13,695,765 and 13,488,540 shares outstanding, as of June 30, 2022 and December 31, 2021	14	13
Treasury stock, at cost, 7,031 and 0 shares as of June 30, 2022 and December 31, 2021	(134)	-
Additional paid-in capital	92,178	91,434
Accumulated deficit	(22,116)	(22,018)
Total shareholders' equity	69,942	69,429
Total liabilities and shareholders' equity	$74,641	$74,376

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$12,494	$10,879	$25,223	$21,096
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,920	2,720	6,090	5,481
Sales and marketing expenses	2,822	2,349	5,213	4,570
General and administrative expenses	5,300	4,890	10,653	9,440
Depreciation and amortization	1,613	1,330	3,147	2,588
Total costs and expenses	12,655	11,289	25,103	22,079
(Loss) income from operations	(161)	(410)	120	(983)
Interest (expense) income, net	-	(4)	1	(9)
Gain on extinguishment of debt	-	2,175	-	2,175
(Loss) income before income taxes	(161)	1,761	121	1,183
Income tax expense	44	-	219	-
Net (loss) income	$(205)	$1,761	$(98)	$1,183
(Loss) earnings per share:
Basic	$(0.01)	$0.14	$(0.01)	$0.10
Diluted	$(0.01)	$0.13	$(0.01)	$0.09
Weighted average number of shares outstanding:
Basic	13,776,479	12,269,412	13,660,686	12,238,475
Diluted	13,776,479	13,560,714	13,660,686	13,487,806

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2021	12,208,077	$13	-	$-	$68,402	$(23,251)	$45,164
Vesting of restricted stock units	40,717	-	-	-	-	-	-
Share-based compensation	-	-	-	-	2,509	-	2,509
Net income	-	-	-	-	-	1,761	1,761
Balance at June 30, 2021	12,248,794	$13	-	$-	$70,911	$(21,490)	$49,434

Balance at March 31, 2022	13,523,067	$14	-	$-	$93,115	$(21,911)	$71,218
Vesting of restricted stock units	285,760	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(106,031)	(2,765)	-	-	(2,765)
Common stock repurchased	-	-	(7,031)	(134)	-	-	(134)
Retirement of treasury stock	(106,031)	-	106,031	2,765	(2,765)		-
Share-based compensation	-	-	-	-	1,828	-	1,828
Net loss	-	-	-	-	-	(205)	(205)
Balance at June 30, 2022	13,702,796	$14	(7,031)	$(134)	$92,178	$(22,116)	$69,942

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	81,467	-	-	-	-	-	-
Share-based compensation	-	-	-	-	4,906	-	4,906
Net income	-	-	-	-	-	1,183	1,183
Balance at June 30, 2021	12,248,794	$13	-	$-	$70,911	$(21,490)	$49,434

Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	320,510	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(106,254)	(2,771)	-	-	(2,771)
Common stock repurchased	-	-	(7,031)	(134)	-	-	(134)
Retirement of treasury stock	(106,254)	-	106,254	2,771	(2,771)	-	-
Share-based compensation	-	-	-	-	3,516	-	3,516
Net loss	-	-	-	-	-	(98)	(98)
Balance at June 30, 2022	13,702,796	$14	(7,031)	$(134)	$92,178	$(22,116)	$69,942

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(98)	$1,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,147	2,588
Share-based compensation expense	2,793	4,211
Write-off of long-lived assets	3	24
Provision for bad debts	61	62
Noncash lease expenses	267	245
Interest expense	-	11
Deferred income tax expense	197	-
Gain on extinguishment of debt	-	(2,175)
Changes in assets and liabilities:
Accounts receivable	(482)	(247)
Prepaid expenses and other current assets	(354)	(684)
Other noncurrent assets	-	2
Accounts payable	(157)	(657)
Accrued expenses and other current liabilities	97	(685)
Deferred revenue	(219)	(77)
Operating lease liabilities	(300)	(268)
Net cash provided by operating activities	4,955	3,533
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(221)	(155)
Capitalized costs included in intangible assets	(3,893)	(2,420)
Net cash used in investing activities	(4,114)	(2,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(2,771)	-
Net cash used in financing activities	(2,771)	-
Net (decrease) increase in cash and cash equivalents	$(1,930)	$958
Cash and cash equivalents at beginning of period	34,258	12,957
Cash and cash equivalents at end of period	$32,328	$13,915
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$723	$695
Retirement of treasury stock	$2,771	$-

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

2. (Loss) earnings per share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the periods. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2022	2021	2022	2021
Numerator:
Net (loss) income	$(205)	$1,761	$(98)	$1,183
Denominator:
Weighted average shares outstanding:
Basic	13,776,479	12,269,412	13,660,686	12,238,475
Diluted(1)	13,776,479	13,560,714	13,660,686	13,487,806
(Loss) earnings per share:
Basic	$(0.01)	$0.14	$(0.01)	$0.10
Diluted	$(0.01)	$0.13	$(0.01)	$0.09

(1)
For the three and six months ended June 30, 2022, a total of 1,070,368 unvested restricted stock units (“RSUs”) have been excluded from the diluted loss per share, as the impact is anti-dilutive. For the three and six months ended June 30, 2021, diluted weighted average shares outstanding are calculated by the inclusion of unvested RSUs.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2022			December 31, 2021
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$47,598	$(17,824)	$29,774	$42,982	$(14,801)	$28,181

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,551 and $1,272 for the three months ended June 30, 2022 and 2021, respectively, and $3,023 and $2,475 for the six months ended June 30, 2022 and 2021, respectively, were included in depreciation and amortization expense. As of June 30, 2022, intangible assets of $4,194, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,521 and $1,517 during the three months ended June 30, 2022 and 2021, respectively, and $4,616 and $3,115 during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, estimated amortization expense related to the Company’s intangible assets for the remainder of 2022 through 2027 and thereafter are as follows:

(In thousands)
Year	June 30, 2022
Remainder of 2022	3,471
2023	7,130
2024	6,503
2025	5,295
2026	3,836
2027 and thereafter	3,539
Total	$29,774

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2022 and December 31, 2021, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended June 30, 2022 and 2021, no goodwill impairment charges were recorded.

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

For the three months ended June 30, 2022 and 2021, 80% and 81% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 19% attributable to transactional customers, respectively. For the six months ended June 30, 2022 and 2021, 78% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 20% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of June 30, 2022 and December 31, 2021, the balance of deferred revenue was $622 and $841, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2021, $145 and $469 was recognized into revenue during the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, $9,369 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $3,520 of revenue will be recognized in the remainder of 2022, $4,821 in 2023, $1,017 in 2024, and $11 in 2025. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three and six months ended June 30, 2022 and 2021, the Company concluded that, due to a recent history of operating losses, a valuation allowance should be applied to reduce its deferred tax assets to the amount that is more likely than not to be realized.

The Company’s effective income tax rate was negative 27% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 181% and 0% for the six months ended June 30, 2022 and 2021, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%. The Company’s income tax expense for the three and six months ended June 30, 2022 was primarily a result of the remeasurement of its valuation allowance, which differed from the income tax that would result from applying the U.S. corporate statutory federal income tax rate of 21% to its (loss) income before income taxes.

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

The Company does not have any material unrecognized tax benefits as of June 30, 2022 and December 31, 2021.

7. Common stock

As of June 30, 2022 and December 31, 2021, the number of issued shares of common stock was 13,702,796 and 13,488,540, respectively. The change in the number of issued shares of common stock was due to the following factors:

•
An aggregate of 320,510 shares of common stock issued as a result of the vesting of RSUs, of which, 106,254 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $2,771. The treasury stock of 106,254 shares was retired during the six months ended June 30, 2022.
•
In May 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors. During the six months ended June 30, 2022, the Company repurchased 7,031 shares of common stock under the Stock Repurchase Program at a net average price of $19.11 per share, which was reflected in treasury stock, with a cost of $134.

8. Share-based compensation

On March 22, 2018, the board of directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018, approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. On June 3, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 3,000,000 shares to 4,500,000 shares, and on May 25, 2022, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan from 4,500,000 shares to 6,500,000 shares.

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

As of June 30, 2022, there were 2,722,287 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the six months ended June 30, 2022 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	1,306,953	$18.85
Granted(1)	113,000	$25.32
Vested and delivered(2)	(214,256)	$13.69
Withheld as treasury stock(2)	(106,254)	$15.40
Vested not delivered	750	$7.53
Forfeited	(29,825)	$27.31
Unvested as of June 30, 2022(3)	1,070,368	$21.01

(1)
During the six months ended June 30, 2022, the Company granted an aggregate of 113,000 RSUs to certain employees at grant date fair values ranging from $20.50 to $28.75 per share, with a vesting period ranging from two to four years.

(2)
During the period from August 29, 2019 to November 20, 2020, the Company granted an aggregate of 455,000 RSUs. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $12.5 million for such fiscal quarter, and (ii) positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, subject to the recipient continuing to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the respective performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that such performance criteria would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2022. As a result, 177,304 RSUs were included above in "Vested and delivered" and 106,031 RSUs were included above in "Withheld as treasury stock."
(3)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on February 18, 2022, with a fair value of $27.23 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. No amortization of share-based compensation expense has been recognized for these RSUs, because, as of June 30, 2022, the Company determined that it is not probable that such performance criteria will be met. The 120,000 RSUs were included in "Unvested as of June 30, 2022" with a fair value of $27.23 per share.

As of June 30, 2022, unrecognized share-based compensation expense associated with the granted RSUs amounted to $15,894, which is expected to be recognized over a remaining weighted average period of 2.6 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Sales and marketing expenses	$108	$158	$155	$314
General and administrative expenses	1,298	2,007	2,638	3,897
Share-based compensation expense	1,406	2,165	2,793	4,211
Capitalized in intangible assets	422	344	723	695
Total	$1,828	$2,509	$3,516	$4,906

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

The Company recognized consulting service fees relating to the Services Agreement of a total of $90 and $180 during the three and six months ended June 30, 2021, respectively. In addition, amortization of share-based compensation expense of $724 and $1,272 (inclusive of the amortization of share-based compensation expense in relation with the modification of RSUs mentioned above) for the three and six months ended June 30, 2021, respectively, was recognized in relation to the RSUs previously granted to the Consultant. There were no such expenses recognized during the three and six months ended June 30, 2022.

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

For the three and six months ended June 30, 2022 and 2021, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Lease cost:
Operating lease costs	$168	$168	$336	$336
Other information:
Cash paid for operating leases	$185	$180	$369	$359

As of June 30, 2022, the weighted average remaining operating lease term was 2.3 years.

As of June 30, 2022, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2022
Remainder of 2022	$374
2023	765
2024	542
2025	77
Total maturities	$1,758
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$655
Noncurrent operating lease liabilities	953
Total operating lease liabilities	$1,608
Difference between the maturities and the present value of operating lease liabilities	$150

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,252 and $2,108 for the three months ended June 30, 2022 and 2021, respectively, and $4,500 and $4,230 for the six months ended June 30, 2022 and 2021, respectively, under certain data licensing agreements. As of June 30, 2022, material capital commitments under certain data licensing agreements were $30,605, shown as follows:

(In thousands)
Year	June 30, 2022
Remainder of 2022	4,029
2023	7,705
2024	7,544
2025	7,507
2026	3,820
Total	$30,605

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

(c) Covid-19 update

During 2020, the Company experienced significantly reduced commercial activity in numerous aspects of its business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and the six months ended June 30, 2022, the Company saw ongoing improvement in its results of operations, with the exception of the Company's idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. The Company expects its idiVERIFIED service volume to return to pre-Covid levels in the first half of 2023. Given the ongoing uncertainty and the unpredictable nature of the pandemic, including the emergence of new variants and the development, availability, distribution and effectiveness of vaccines, the full impact of the Covid-19 pandemic on the Company's ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. The Company paid 50% of the deferred amount in December 2021. On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan under the CARES Act, which was fully forgiven by Legacy Bank of Florida and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2,175 during the three and six months ended June 30, 2021. The Company will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements, including the impact of the coronavirus (“Covid-19”) pandemic on our operating results. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 9, 2022 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. To the extent that our business is negatively impacted due to a variety of factors, including the impact of Covid-19 on our operating results, we may implement longer-term cost reduction efforts in order to mitigate such impacts.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2022 and 2021, IDI had 6,817 and 6,141 billable customers and FOREWARN had 101,261 and 67,578 users, respectively. The Company defines a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended June 30, 2022 and 2021, 80% and 81% of total revenue was attributable to customers with pricing contracts, respectively, versus 20% and 19% attributable to transactional customers, respectively. For the six months ended June 30, 2022 and 2021, 78% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 20% attributable to transactional customers, respectively.

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

During 2020, we experienced significantly reduced commercial activity in numerous aspects of our business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and the six months ended June 30, 2022, we saw ongoing improvement in our results of operations, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. We expect our idiVERIFIED service volume to return to pre-Covid levels in the first half of 2023. Given the ongoing uncertainty and the unpredictable nature of the pandemic, including the emergence of new variants and the development, availability, distribution and effectiveness of vaccines, the full impact of the Covid-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. Employers must pay 50% of the deferred amount by December 31, 2021, and the remainder by December 31, 2022. We paid 50% of the deferred amount in December 2021. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act ("CARES Act Loan"), which was fully forgiven by Legacy Bank of Florida (the "Lender") and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2.2 million during the three and six months ended June 30, 2021. We will continue to assess the CARES Act and other applicable government legislation aimed at assisting businesses during the Covid-19 pandemic.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

•
Total revenue increased 15% to $12.5 million. Platform revenue increased 15% to $12.2 million. Services revenue increased 6% to $0.3 million.
•
Gross profit increased 16% to $8.0 million. Gross margin increased to 64% from 63%.
•
Adjusted gross profit increased 17% to $9.6 million. Adjusted gross margin increased to 77% from 75%.
•
Net loss was $0.2 million compared to a net income of $1.8 million (inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the Cares Act Loan).
•
Adjusted EBITDA decreased 6% to $2.9 million.
•
Cash from operating activities increased 10% to $2.5 million.
•
Cash and cash equivalents were $32.3 million as of June 30, 2022.s

Second Quarter and Recent Business Highlights

•
Added 225 customers to IDI during the second quarter, ending the quarter with 6,817 customers.
•
Surpassed 100,000 users on FOREWARN during the second quarter, ending the quarter with 101,261 users. Over 205 REALTOR® Associations are now contracted to use FOREWARN.
•
Released idiTRACE™, a premier SSN Trace solution for background screening organizations.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net (loss) income, the most directly comparable financial measure based on US GAAP, excluding interest expense (income), net, income tax expense, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(205)	$1,761	$(98)	$1,183
Interest expense (income), net	-	4	(1)	9
Income tax expense	44	-	219	-
Depreciation and amortization	1,613	1,330	3,147	2,588
Share-based compensation expense	1,406	2,165	2,793	4,211
Gain on extinguishment of debt	-	(2,175)	-	(2,175)
Litigation costs	76	6	91	126
Write-off of long-lived assets and others	-	41	3	61
Adjusted EBITDA	$2,934	$3,132	$6,154	$6,003
Revenue	$12,494	$10,879	$25,223	$21,096

Net (loss) income margin	(2%)	16%	0%	6%
Adjusted EBITDA margin	23%	29%	24%	28%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue	$12,494	$10,879	$25,223	$21,096
Cost of revenue (exclusive of depreciation and amortization)	(2,920)	(2,720)	(6,090)	(5,481)
Depreciation and amortization of intangible assets	(1,551)	(1,272)	(3,023)	(2,475)
Gross profit	8,023	6,887	16,110	13,140
Depreciation and amortization of intangible assets	1,551	1,272	3,023	2,475
Adjusted gross profit	$9,574	$8,159	$19,133	$15,615

Gross margin	64%	63%	64%	62%
Adjusted gross margin	77%	75%	76%	74%

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Revenue. Revenue increased $1.6 million or 15% to $12.5 million for the three months ended June 30, 2022 from $10.9 million for the three months ended June 30, 2021. Base revenue from existing customers increased $1.8 million or 22%, while growth revenue from existing customers decreased $0.1 million or 4%, and revenue from new customers decreased $0.1 million or 13%. Our IDI billable customer base grew from 6,141 customers as of June 30, 2021 to 6,817 customers as of June 30, 2022, and our FOREWARN user base grew from 67,578 users to 101,261 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.2 million or 7% to $2.9 million for the three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 48% of our total data acquisition costs for the three months ended June 30, 2022 compared to approximately 50% for the three months ended June 30, 2021. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 23% for the three months ended June 30, 2022 from 25% for the three months ended June 30, 2021. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.5 million or 20% to $2.8 million for the three months ended June 30, 2022 from $2.3 million for the three months ended June 30, 2021. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended June 30, 2022 was primarily attributable to an increase of $0.4 million in salaries and benefits, and sales commissions resulting from increased revenue.

General and administrative expenses. General and administrative expenses increased $0.4 million or 8% to $5.3 million for the three months ended June 30, 2022 from $4.9 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.5 million and $1.6 million, share-based compensation expense of $1.3 million and $2.0 million, and professional fees of $0.9 million and $0.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 21% to $1.6 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021. The increase in depreciation and amortization for the three months ended June 30, 2022 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2021.

Gain on extinguishment of debt. On May 5, 2020, we received the CARES Act Loan in the principal amount of $2.2 million. On June 16, 2021, we received a notice from the Lender that the full principal amount of the CARES Act Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the three months ended June 30, 2021.

(Loss) income before income taxes. Loss before income taxes was $0.2 million for the three months ended June 30, 2022 compared to income before income taxes of $1.8 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the three months ended June 30, 2021. The improvement in loss before income taxes, exclusive of the one-time gain of $2.2 million on the extinguishment of debt, was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.3 million, professional fees of $0.2 million, and depreciation and amortization of $0.3 million.

Income tax expense. Income tax expense of $44 thousand and $0 was recognized for the three months ended June 30, 2022 and 2021, respectively. A valuation allowance on the deferred tax assets was recognized as of June 30, 2022 and 2021, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net (loss) income. Net loss was $0.2 million for the three months ended June 30, 2022 compared to a net income of $1.8 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the three months ended June 30, 2021, as a result of the foregoing.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenue. Revenue increased $4.1 million or 20% to $25.2 million for the six months ended June 30, 2022 from $21.1 million for the six months ended June 30, 2021. Base revenue from existing customers increased $4.2 million or 27%, while growth revenue from existing customers remained consistent, and revenue from new customers decreased $0.1 million or 4%. Our IDI billable customer base grew from 6,141 customers as of June 30, 2021 to 6,817 customers as of June 30, 2022, and our FOREWARN user base grew from 67,578 users to 101,261 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.6 million or 11% to $6.1 million for the six months ended June 30, 2022 from $5.5 million for the six months ended June 30, 2021. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 48% of our total data acquisition costs for the six months ended June 30, 2022 compared to approximately 49% for the six months ended June 30, 2021. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 24% for the six months ended June 30, 2022 from 26% for the six months ended June 30, 2021. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.6 million or 14% to $5.2 million for the six months ended June 30, 2022 from $4.6 million for the six months ended June 30, 2021. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the six months ended June 30, 2022 was primarily attributable to an increase of $0.6 million in salaries and benefits, and sales commissions resulting from increased revenue.

General and administrative expenses. General and administrative expenses increased $1.3 million or 13% to $10.7 million for the six months ended June 30, 2022 from $9.4 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, our general and administrative expenses consisted primarily of employee salaries and benefits of $5.0 million and $3.0 million, share-based compensation expense of $2.6 million and $3.9 million, and professional fees of $1.8 million and $1.5 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million or 22% to $3.1 million for the six months ended June 30, 2022 from $2.6 million for the six months ended June 30, 2021. The increase in depreciation and amortization for the six months ended June 30, 2022 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2021.

Gain on extinguishment of debt. On May 5, 2020, we received the CARES Act Loan in the principal amount of $2.2 million. On June 16, 2021, we received a notice from the Lender that the full principal amount of the CARES Act Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the six months ended June 30, 2021.

Income before income taxes. Income before income taxes was $0.1 million for the six months ended June 30, 2022 compared to $1.2 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the six months ended June 30, 2021. The significant improvement in income before income taxes from a loss, exclusive of the one-time gain of $2.2 million on the extinguishment of debt, was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $2.6 million, professional fees of $0.3 million, and depreciation and amortization of $0.5 million.

Income tax expense. Income tax expense of $0.2 million and $0 was recognized for the six months ended June 30, 2022 and 2021, respectively. A valuation allowance on the deferred tax assets was recognized as of June 30, 2022 and 2021, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net (loss) income. Net loss was $0.1 million for the six months ended June 30, 2022 compared to net income of $1.2 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the six months ended June 30, 2021, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the six months ended June 30, 2022, net cash provided by operating activities was $5.0 million, primarily the result of the net loss of $0.1 million, adjusted for certain non-cash items (consisting primarily of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $6.5 million, and the cash used as a result of changes in assets and liabilities of $1.4 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable, deferred revenue and operating lease liabilities. For the six months ended June 30, 2021, net cash provided by operating activities was $3.5 million, primarily the result of the net income of $1.2 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and gain on extinguishment of debt) totaling $5.0 million, and the cash used as a result of changes in assets and liabilities of $2.6 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable, accrued expenses and other current liabilities and operating lease liabilities.

Cash flows used in investing activities. For the six months ended June 30, 2022 and 2021, net cash used in investing activities was $4.1 million and $2.6 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the six months ended June 30, 2022 and 2021, net cash used in financing activities was $2.8 million and $0, respectively. We paid taxes of $2.8 million related to the net share settlement of vesting of RSUs during the six months ended June 30, 2022.

As of June 30, 2022, we had material commitments under certain data licensing agreements of $30.6 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net loss of $0.2 million and net income of $1.8 million (inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan) for the three months ended June 30, 2022 and 2021, respectively, and net loss of $0.1 million and net income of $1.2 million (inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan) for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had a total shareholders’ equity balance of $69.9 million.

As of June 30, 2022, we had cash and cash equivalents of approximately $32.3 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended June 30, 2022 pursuant to the Stock Repurchase Program (as defined below):

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	-	$-	-	$-
May 1, 2022 - May 31, 2022	-	$-	-	$5,000,000
June 1, 2022 - June 30, 2022	7,031	$19.07	7,031	$4,865,919
Total	7,031	$19.07	7,031
(1)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 4, 2022, the Company announced that the board of directors authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	May 26, 2022
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

August 9, 2022		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)