Form 10-Q
period 2022-09-30
Red Violet, Inc.
filed 2022-11-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, the registrant had 13,893,803 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$31,273	$34,258
Accounts receivable, net of allowance for doubtful accounts of $39 and $28 as of September 30, 2022 and December 31, 2021, respectively	6,473	3,736
Prepaid expenses and other current assets	849	599
Total current assets	38,595	38,593
Property and equipment, net	664	577
Intangible assets, net	30,831	28,181
Goodwill	5,227	5,227
Right-of-use assets	1,255	1,661
Other noncurrent assets	137	137
Total assets	$76,709	$74,376
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,596	$1,605
Accrued expenses and other current liabilities	562	395
Current portion of operating lease liabilities	674	617
Deferred revenue	539	841
Total current liabilities	3,371	3,458
Noncurrent operating lease liabilities	778	1,291
Deferred tax liabilities	405	198
Total liabilities	4,554	4,947
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2022 and December 31, 2021	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,874,406 and 13,488,540 shares issued, 13,873,406 and 13,488,540 shares outstanding, as of September 30, 2022 and December 31, 2021	14	13
Treasury stock, at cost, 1,000 and 0 shares as of September 30, 2022 and December 31, 2021	(18)	-
Additional paid-in capital	92,017	91,434
Accumulated deficit	(19,858)	(22,018)
Total shareholders' equity	72,155	69,429
Total liabilities and shareholders' equity	$76,709	$74,376

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$15,026	$11,668	$40,249	$32,764
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,067	2,787	9,157	8,268
Sales and marketing expenses	2,623	2,154	7,836	6,724
General and administrative expenses	5,465	4,127	16,118	13,567
Depreciation and amortization	1,713	1,345	4,860	3,933
Total costs and expenses	12,868	10,413	37,971	32,492
Income from operations	2,158	1,255	2,278	272
Interest income (expense), net	125	1	126	(8)
Gain on extinguishment of debt	-	-	-	2,175
Income before income taxes	2,283	1,256	2,404	2,439
Income tax expense	25	-	244	-
Net income	$2,258	$1,256	$2,160	$2,439
Earnings per share:
Basic	$0.16	$0.10	$0.16	$0.20
Diluted	$0.16	$0.09	$0.16	$0.19
Weighted average number of shares outstanding:
Basic	13,748,587	12,741,723	13,690,309	12,408,152
Diluted	13,764,262	13,645,208	13,872,596	13,140,854

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2021	12,248,794	$13	-	$-	$70,911	$(21,490)	$49,434
Vesting of restricted stock units	742,101	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(127,871)	(2,785)	-	-	(2,785)
Retirement of treasury stock	(127,871)	-	127,871	2,785	(2,785)	-	-
Share-based compensation	-	-	-	-	1,314	-	1,314
Net income	-	-	-	-	-	1,256	1,256
Balance at September 30, 2021	12,863,024	$13	-	$-	$69,440	$(20,234)	$49,219

Balance at June 30, 2022	13,702,796	$14	(7,031)	$(134)	$92,178	$(22,116)	$69,942
Vesting of restricted stock units	285,389	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(93,779)	(1,539)	-	-	(1,539)
Common stock repurchased	-	-	(13,969)	(249)	-	-	(249)
Retirement of treasury stock	(113,779)	-	113,779	1,904	(1,904)	-	-
Share-based compensation	-	-	-	-	1,743	-	1,743
Net income	-	-	-	-	-	2,258	2,258
Balance at September 30, 2022	13,874,406	$14	(1,000)	$(18)	$92,017	$(19,858)	$72,155

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	823,568	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(127,871)	(2,785)	-	-	(2,785)
Retirement of treasury stock	(127,871)	-	127,871	2,785	(2,785)	-	-
Share-based compensation	-	-	-	-	6,220	-	6,220
Net income	-	-	-	-	-	2,439	2,439
Balance at September 30, 2021	12,863,024	$13	-	$-	$69,440	$(20,234)	$49,219

Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	605,899	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(200,033)	(4,310)	-	-	(4,310)
Common stock repurchased	-	-	(21,000)	(383)	-	-	(383)
Retirement of treasury stock	(220,033)	-	220,033	4,675	(4,675)	-	-
Share-based compensation	-	-	-	-	5,259	-	5,259
Net income	-	-	-	-	-	2,160	2,160
Balance at September 30, 2022	13,874,406	$14	(1,000)	$(18)	$92,017	$(19,858)	$72,155

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,160	$2,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,860	3,933
Share-based compensation expense	4,066	5,197
Write-off of long-lived assets	6	24
Provision for bad debts	96	67
Noncash lease expenses	406	371
Interest expense	-	11
Deferred income tax expense	207	-
Gain on extinguishment of debt	-	(2,175)
Changes in assets and liabilities:
Accounts receivable	(2,833)	(906)
Prepaid expenses and other current assets	(250)	(69)
Other noncurrent assets	-	2
Accounts payable	(9)	(709)
Accrued expenses and other current liabilities	149	(700)
Deferred revenue	(302)	(80)
Operating lease liabilities	(456)	(408)
Net cash provided by operating activities	8,100	6,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(271)	(223)
Capitalized costs included in intangible assets	(6,139)	(3,549)
Net cash used in investing activities	(6,410)	(3,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(4,310)	(2,785)
Repurchases of common stock	(365)	-
Net cash used in financing activities	(4,675)	(2,785)
Net (decrease) increase in cash and cash equivalents	$(2,985)	$440
Cash and cash equivalents at beginning of period	34,258	12,957
Cash and cash equivalents at end of period	$31,273	$13,397
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$37	$-
Share-based compensation capitalized in intangible assets	$1,193	$1,023
Retirement of treasury stock	$4,675	$2,785

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

2. Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income	$2,258	$1,256	$2,160	$2,439
Denominator:
Weighted average shares outstanding:
Basic	13,748,587	12,741,723	13,690,309	12,408,152
Diluted(1)	13,764,262	13,645,208	13,872,596	13,140,854
Earnings per share:
Basic	$0.16	$0.10	$0.16	$0.20
Diluted	$0.16	$0.09	$0.16	$0.19

(1)
For the three and nine months ended September 30, 2022 and 2021, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2022			December 31, 2021
(In thousands)	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Software developed for internal use	5-10 years	$50,314	$(19,483)	$30,831	$42,982	$(14,801)	$28,181

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,659 and $1,288 for the three months ended September 30, 2022 and 2021, respectively, and $4,682 and $3,763 for the nine months ended September 30, 2022 and 2021, respectively, were included in depreciation and amortization expense. As of September 30, 2022, intangible assets of $4,629, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,716 and $1,457 during the three months ended September 30, 2022 and 2021, respectively, and $7,332 and $4,572 during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, estimated amortization expense related to the Company’s intangible assets for the remainder of 2022 through 2027 and thereafter are as follows:

(In thousands)
Year	September 30, 2022
Remainder of 2022	2,018
2023	7,638
2024	7,011
2025	5,805
2026	4,340
2027 and thereafter	4,019
Total	$30,831

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2022 and December 31, 2021, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

For the periods ended September 30, 2022 and 2021, no goodwill impairment charges were recorded.

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

For the three months ended September 30, 2022 and 2021, 68% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 32% and 20% attributable to transactional customers, respectively. For the nine months ended September 30, 2022 and 2021, 74% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 26% and 20% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of September 30, 2022 and December 31, 2021, the balance of deferred revenue was $539 and $841, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2021, $115 and $583 was recognized into revenue during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, $8,776 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $1,875 of revenue will be recognized in the remainder of 2022, $5,386 in 2023, $1,393 in 2024, and $122 in 2025. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three and nine months ended September 30, 2022 and 2021, the Company concluded that, due to a recent history of operating losses, a valuation allowance should be applied to reduce its deferred tax assets to the amount that is more likely than not to be realized.

The Company’s effective income tax rate was 1% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 10% and 0% for the nine months ended September 30, 2022 and 2021, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%. The Company’s income tax expense for the three and nine months ended September 30, 2022 was primarily a result of the remeasurement of its valuation allowance, which differed from the income tax that would result from applying the U.S. corporate statutory federal income tax rate of 21% to its income before income taxes.

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

The Company does not have any material unrecognized tax benefits as of September 30, 2022 and December 31, 2021.

7. Common stock

As of September 30, 2022 and December 31, 2021, the number of issued shares of common stock was 13,874,406 and 13,488,540, respectively. The change in the number of issued shares of common stock was due to the following factors:

•
An aggregate of 605,899 shares of common stock issued as a result of the vesting of RSUs, of which, 200,033 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $4,310. The treasury stock of 200,033 shares was then retired during the nine months ended September 30, 2022.
•
In May 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors. During the nine months ended September 30, 2022, the Company repurchased 21,000 shares of common stock under the Stock Repurchase Program at a net average price of $18.22 per share, which was reflected in treasury stock, with a cost of $383. The treasury stock of 20,000 shares was then retired during the nine months ended September 30, 2022, with the remaining treasury stock cost balance of $18 as of September 30, 2022.

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

As of September 30, 2022, there were 2,718,037 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the nine months ended September 30, 2022 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	1,306,953	$18.85
Granted(1)	117,750	$24.98
Vested and delivered(2)	(405,866)	$13.51
Withheld as treasury stock(2)	(200,033)	$14.58
Vested not delivered	(3,416)	$18.37
Forfeited	(30,325)	$27.29
Unvested as of September 30, 2022(3)	785,063	$25.74

(1)
During the nine months ended September 30, 2022, the Company granted an aggregate of 117,750 RSUs to certain employees at grant date fair values ranging from $16.71 to $28.75 per share, with a vesting period ranging from two to four years.

(2)
During the period from August 29, 2019 to November 20, 2020, the Company granted an aggregate of 455,000 RSUs. Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $12.5 million for such fiscal quarter, and (ii) positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, subject to the recipient continuing to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the respective performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that such performance criteria would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2022. As a result, 259,138 RSUs were included above in "Vested and delivered" and 165,862 RSUs were included above in "Withheld as treasury stock."
(3)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on February 18, 2022, with a fair value of $27.23 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. No amortization of share-based compensation expense has been recognized for these RSUs, because, as of September 30, 2022, the Company determined that it is not probable that such performance criteria will be met. The 120,000 RSUs were included in "Unvested as of September 30, 2022" with a fair value of $27.23 per share.

As of September 30, 2022, unrecognized share-based compensation expense associated with the granted RSUs amounted to $14,221, which is expected to be recognized over a remaining weighted average period of 2.5 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Sales and marketing expenses	$92	$103	$247	$417
General and administrative expenses	1,181	883	3,819	4,780
Share-based compensation expense	1,273	986	4,066	5,197
Capitalized in intangible assets	470	328	1,193	1,023
Total	$1,743	$1,314	$5,259	$6,220

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

The Company recognized consulting service fees relating to the Services Agreement of a total of $36 and $216 during the three and nine months ended September 30, 2021, respectively. In addition, amortization of share-based compensation expense of $160 and $1,432 (inclusive of the amortization of share-based compensation expense in relation with the modification of RSUs mentioned above) for the three and nine months ended September 30, 2021, respectively, was recognized in relation to the RSUs previously granted to the Consultant. There were no such expenses recognized during the three and nine months ended September 30, 2022.

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

For the three and nine months ended September 30, 2022 and 2021, a summary of the Company’s lease information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Lease cost:
Operating lease costs	$168	$168	$504	$504
Other information:
Cash paid for operating leases	$186	$180	$555	$540

As of September 30, 2022, the weighted average remaining operating lease term was 2.1 years.

As of September 30, 2022, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2022
Remainder of 2022	$188
2023	765
2024	542
2025	77
Total maturities	$1,572
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$674
Noncurrent operating lease liabilities	778
Total operating lease liabilities	$1,452
Difference between the maturities and the present value of operating lease liabilities	$120

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,332 and $2,107 for the three months ended September 30, 2022 and 2021, respectively, and $6,832 and $6,337 for the nine months ended September 30, 2022 and 2021, respectively, under certain data licensing agreements. As of September 30, 2022, material capital commitments under certain data licensing agreements were $28,668, shown as follows:

(In thousands)
Year	September 30, 2022
Remainder of 2022	2,092
2023	7,705
2024	7,544
2025	7,507
2026	3,820
Total	$28,668

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

(c) Covid-19 update

During 2020, the Company experienced significantly reduced commercial activity in numerous aspects of its business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and the nine months ended September 30, 2022, the Company saw ongoing improvement in its results of operations, with the exception of the Company's idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. The Company expects its idiVERIFIED service volume to return to pre-Covid levels in the first half of 2023.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2022 and 2021, IDI had 6,873 and 6,314 billable customers and FOREWARN had 110,051 and 74,377 users, respectively. The Company defines a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. The Company defines a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended September 30, 2022 and 2021, 68% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 32% and 20% attributable to transactional customers, respectively. For the nine months ended September 30, 2022 and 2021, 74% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 26% and 20% attributable to transactional customers, respectively.

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

During 2020, we experienced significantly reduced commercial activity in numerous aspects of our business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and the nine months ended September 30, 2022, we saw ongoing improvement in our results of operations, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. We expect our idiVERIFIED service volume to return to pre-Covid levels in the first half of 2023.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

•
Total revenue increased 29% to $15.0 million. Platform revenue increased 31% to $14.8 million. Services revenue decreased 29% to $0.2 million.
•
Gross profit increased 36% to $10.3 million. Gross margin increased to 69% from 65%.
•
Adjusted gross profit increased 35% to $12.0 million. Adjusted gross margin increased to 80% from 76%.
•
Net income increased 80% to $2.3 million, which resulted in $0.16 per basic and diluted share.
•
Adjusted EBITDA increased 43% to $5.2 million.
•
Cash from operating activities decreased 9% to $3.1 million.
•
Cash and cash equivalents were $31.3 million as of September 30, 2022.

Third Quarter and Recent Business Highlights

•
Added 56 customers to IDI during the third quarter, ending the quarter with 6,873 customers.
•
Added 8,790 users to FOREWARN during the third quarter, ending the quarter with 110,051 users. Over 225 REALTOR® Associations are now contracted to use FOREWARN.
•
Continue to enhance our go-to-market capabilities with the expansion of our sales team, including key new hires focused on several strategic areas within fraud and identity where we are seeing strong traction.
•
To date, we have purchased a total of 50,000 shares of the Company’s common stock at an average price of $17.52 per share pursuant to the Company’s Stock Repurchase Program authorized by the board of directors on May 4, 2022.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit and adjusted gross margin. Adjusted EBITDA is a financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest (income) expense, net, income tax expense, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$2,258	$1,256	$2,160	$2,439
Interest (income) expense, net	(125)	(1)	(126)	8
Income tax expense	25	-	244	-
Depreciation and amortization	1,713	1,345	4,860	3,933
Share-based compensation expense	1,273	986	4,066	5,197
Gain on extinguishment of debt	-	-	-	(2,175)
Litigation costs	37	-	128	126
Write-off of long-lived assets and others	4	34	7	95
Adjusted EBITDA	$5,185	$3,620	$11,339	$9,623
Revenue	$15,026	$11,668	$40,249	$32,764

Net income margin	15%	11%	5%	7%
Adjusted EBITDA margin	35%	31%	28%	29%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue	$15,026	$11,668	$40,249	$32,764
Cost of revenue (exclusive of depreciation and amortization)	(3,067)	(2,787)	(9,157)	(8,268)
Depreciation and amortization of intangible assets	(1,659)	(1,288)	(4,682)	(3,763)
Gross profit	10,300	7,593	26,410	20,733
Depreciation and amortization of intangible assets	1,659	1,288	4,682	3,763
Adjusted gross profit	$11,959	$8,881	$31,092	$24,496

Gross margin	69%	65%	66%	63%
Adjusted gross margin	80%	76%	77%	75%

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Revenue. Revenue increased $3.3 million or 29% to $15.0 million for the three months ended September 30, 2022 from $11.7 million for the three months ended September 30, 2021. Revenue from new customers increased $1.1 million or 130%, base revenue from existing customers increased $1.6 million or 18%, and growth revenue from existing customers increased $0.6 million or 35%. Our IDI billable customer base grew from 6,314 customers as of September 30, 2021 to 6,873 customers as of September 30, 2022, and our FOREWARN user base grew from 74,377 users to 110,051 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.3 million or 10% to $3.1 million for the three months ended September 30, 2022 from $2.8 million for the three months ended September 30, 2021. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 48% of our total data acquisition costs for the three months ended September 30, 2022 compared to approximately 49% for the three months ended September 30, 2021. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 20% for the three months ended September 30, 2022 from 24% for the three months ended September 30, 2021. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.4 million or 22% to $2.6 million for the three months ended September 30, 2022 from $2.2 million for the three months ended September 30, 2021. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended September 30, 2022 was primarily attributable to an increase of $0.3 million in salaries and benefits, and sales commissions resulting from increased revenue.

General and administrative expenses. General and administrative expenses increased $1.4 million or 32% to $5.5 million for the three months ended September 30, 2022 from $4.1 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.7 million and $2.0 million, share-based compensation expense of $1.2 million and $0.9 million, and professional fees of $1.0 million and $0.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million or 27% to $1.7 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021. The increase in depreciation and amortization for the three months ended September 30, 2022 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2021.

Income before income taxes. Income before income taxes increased $1.0 million or 82% to $2.3 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021. The increase in income before income taxes was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.0 million, share-based compensation expense of $0.3 million, professional fees of $0.3 million, and depreciation and amortization of $0.4 million.

Income tax expense. Income tax expense of $25 thousand and $0 was recognized for the three months ended September 30, 2022 and 2021, respectively. A valuation allowance on the deferred tax assets was recognized as of September 30, 2022 and 2021, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income increased $1.0 million or 80% to $2.3 million for the three months ended September 30, 2022 from $1.3 million for the three months ended September 30, 2021, as a result of the foregoing.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenue. Revenue increased $7.4 million or 23% to $40.2 million for the nine months ended September 30, 2022 from $32.8 million for the nine months ended September 30, 2021. Revenue from new customers increased $1.0 million or 38%, base revenue from existing customers increased $5.8 million or 23%, and growth revenue from existing customers increased $0.6 million or 12%. Our IDI billable customer base grew from 6,314 customers as of September 30, 2021 to 6,873 customers as of September 30, 2022, and our FOREWARN user base grew from 74,377 users to 110,051 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.9 million or 11% to $9.2 million for the nine months ended September 30, 2022 from $8.3 million for the nine months ended September 30, 2021. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for approximately 48% of our total data acquisition costs for the nine months ended September 30, 2022 compared to approximately 49% for the nine months ended September 30, 2021. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 23% for the nine months ended September 30, 2022 from 25% for the nine months ended September 30, 2021. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.1 million or 17% to $7.8 million for the nine months ended September 30, 2022 from $6.7 million for the nine months ended September 30, 2021. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the nine months ended September 30, 2022 was primarily attributable to an increase of $1.0 million in salaries and benefits, and sales commissions resulting from increased revenue.

General and administrative expenses. General and administrative expenses increased $2.5 million or 19% to $16.1 million for the nine months ended September 30, 2022 from $13.6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and 2021, our general and administrative expenses consisted primarily of employee salaries and benefits of $7.7 million and $5.0 million, share-based compensation expense of $3.8 million and $4.8 million, and professional fees of $2.8 million and $2.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.0 million or 24% to $4.9 million for the nine months ended September 30, 2022 from $3.9 million for the nine months ended September 30, 2021. The increase in depreciation and amortization for the nine months ended September 30, 2022 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2021.

Gain on extinguishment of debt. On May 5, 2020, we received the CARES Act Loan in the principal amount of $2.2 million. On June 16, 2021, we received a notice from the Lender that the full principal amount of the CARES Act Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the nine months ended September 30, 2021.

Income before income taxes. Income before income taxes was $2.4 million for the nine months ended September 30, 2022 compared to $2.4 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the nine months ended September 30, 2021. The significant $2.2 million increase in income before income taxes to $2.4 million for the nine months ended September 30, 2022 from $0.2 million, exclusive of the one-time gain of $2.2 million on the extinguishment of debt, for the nine months ended September 30, 2021, was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $3.7 million, professional fees of $0.6 million, and depreciation and amortization of $1.0 million.

Income tax expense. Income tax expense of $0.2 million and $0 was recognized for the nine months ended September 30, 2022 and 2021, respectively. A valuation allowance on the deferred tax assets was recognized as of September 30, 2022 and 2021, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $2.2 million for the nine months ended September 30, 2022 compared to $2.4 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the nine months ended September 30, 2021, as a result of the foregoing.

Effect of Inflation

The rates of inflation experienced in recent years have had no material impact on our financial statements. We attempt to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the nine months ended September 30, 2022, net cash provided by operating activities was $8.1 million, primarily the result of the net income of $2.2 million, adjusted for certain non-cash items (consisting primarily of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $9.6 million, and the cash used as a result of changes in assets and liabilities of $3.7 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in deferred revenue and operating lease liabilities. For the nine months ended September 30, 2021, net cash provided by operating activities was $7.0 million, primarily the result of the net income of $2.4 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, interest expense, and gain on extinguishment of debt) totaling $7.4 million, and the cash used as a result of changes in assets and liabilities of $2.9 million, primarily the result of the increase in accounts receivable, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities.

Cash flows used in investing activities. For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $6.4 million and $3.8 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the nine months ended September 30, 2022 and 2021, net cash used in financing activities was $4.7 million and $2.8 million, respectively. For the nine months ended September 30, 2022, we paid taxes of $4.3 million related to the net share settlement of vesting of RSUs. In addition, on May 4, 2022, we announced that the board of directors authorized the repurchase of up to $5.0 million of our common stock from time to time (the “Stock Repurchase Program”), and we paid an aggregate of $0.4 million for the repurchases of common stock. For the nine months ended September 30, 2021, we paid taxes of $2.8 million related to the net share settlement of vesting of RSUs.

As of September 30, 2022, we had material commitments under certain data licensing agreements of $28.7 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $2.3 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $2.2 million and $2.4 million (inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan) for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had a total shareholders’ equity balance of $72.2 million.

As of September 30, 2022, we had cash and cash equivalents of approximately $31.3 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

Subject to revenue growth and our ability to generate positive cash flow, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with any legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including Accounting Standards Codification 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended September 30, 2022 pursuant to the Stock Repurchase Program:

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	2,155	$18.93	2,155	$4,825,097
August 1, 2022 - August 31, 2022	417	$18.82	417	$4,817,251
September 1, 2022 - September 30, 2022	11,397	$17.47	11,397	$4,618,184
Total	13,969	$17.73	13,969

(1)
From October 1, 2022 to October 31, 2022, the Company purchased an additional 28,527 shares at an average price of $17.04 per share under a 10b5-1 trading plan pursuant to the Stock Repurchase Program.
(2)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 4, 2022, the Company announced that the board of directors authorized the repurchase of up to $5.0 million of the Company's common stock pursuant to the Stock Repurchase Program. The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors.

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
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
31.2

Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2022		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)