Form 10-K
period 2022-12-31
Red Violet, Inc.
filed 2023-03-08
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $205.5 million.

The number of shares outstanding of the registrant’s common stock, as of March 3, 2023, was 13,958,504.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which are incorporated herein by this reference.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2022 and 2021, IDI had 7,021 and 6,548 billable customers and FOREWARN had 116,960 and 82,419 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2022 and 2021, 75% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 20% attributable to transactional customers, respectively.

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

For the years ended December 31, 2022 and 2021, we had revenue of $53.3 million and $44.0 million, net income of $0.6 million and $0.7 million, and adjusted EBITDA of $12.9 million and $10.9 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States (“US GAAP”), excluding interest (income) expense, net, income tax expense, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our solutions today consists of public and private sector organizations where cloud-driven identity intelligence is primary to their daily workflow.

The data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile and social media. International Data Corporation, a global provider of market intelligence and advisory services, estimates that worldwide revenue for data and business analytics services was $215.7 billion in the year 2021, and a compound annual growth rate (“CAGR”) from 2021 through 2025 will be 12.8%. Fortune Business InsightsTM projected the global big data analytics market to rise to $655.5 billion by 2029, exhibiting a CAGR of 13.4% during the forecast period from 2022 through 2029. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and address their mission-critical functions. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarkets, the risk analytics market is projected to grow to $70.5 billion by 2027, representing CAGR of 12.4% from 2022 through 2027, with North America expected to account for the largest market size in the risk analytics market. Risk and fraud analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as banking and financial services companies, insurance companies, healthcare companies, law enforcement and government, collection agencies, law firms, retail, telecommunications companies and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses and assets (and their interrelationships) to facilitate the location of individuals and assets, identity verification, legislative compliance and to support criminal, legal, financial, insurance, and corporate investigations, due diligence and the assessment and mitigation of counterparty risk.

Key Challenges Facing Our Customers

We believe our solutions address the challenges that the industry faces today, which include:

Actionable Insights Through a Single, Cloud-Native Platform—As the velocity and volume of data continues to grow exponentially, organizations have become overwhelmed with data and their inability to glean actionable insights from such data to derive successful decisions in real-time. Customers demand full-suite, turn-key solutions that are agile, flexible, and available on-demand in order to gain the speed, scale and insight necessary to drive decisioning. As the breadth and depth of data increases, organizations will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics applications necessary to function across multiple channels. The accelerating digitization of human interactions, and the corresponding generation of the data resulting therefrom, is driving demand for data capture, management and analysis software. As a result, customers are looking for flexible and efficient solutions to unify disparate and often siloed sets of not only transactional data but also demographic, ethnographic and behavioral data as well, in order to provide insights that are truly actionable.

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

During the years ended December 31, 2022 and 2021, no individual customer accounted for more than 10% of total revenue.

As of December 31, 2022, one individual customer accounted for 11% of our accounts receivable, net. As of December 31, 2021, no individual customer accounted for more than 10% of our accounts receivable, net.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. Our other data suppliers include strategic partners, as well as various government and public record databases. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for 49% of our total data acquisition costs for the years ended December 31, 2022 and 2021. The amended and renewed term of the agreement with this supplier ends June 30, 2026. We may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2022, the remaining minimum purchase commitments through the end of the amended and renewed term is $18.6 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

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

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (the “GLBA”), the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (the “DPPA”) and the Federal Trade Commission Act (the “FTC Act”). A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

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

Our Employees

We employ a total of 186 full-time employees and one part-time employee as of December 31, 2022. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Corporate Information

On March 26, 2018, Cogint, Inc. (“cogint”) (now known as Fluent, Inc.) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”).

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2022 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2022 Form 10-K and is not incorporated by reference in this 2022 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 51, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the Spin-off from cogint on March 26, 2018. Mr. Dubner was appointed as Interim Chairman of our board of directors in September 2018 and as Chairman of our board of directors in April 2020. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as cogint’s Co-Chief Executive Officer from March 2015 until March 2016. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 48, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 44, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over fifteen years of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an independent director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS, after it acquired substantially all of the assets of TLO, through a 363 sale process in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 51, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2022 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

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

As a nationwide provider of risk and information solutions, we aggregate, store, and process a large amount of sensitive and confidential consumer information including financial information and personal information. This data is often accessed through secure transmissions over public and private networks, including the internet. We have invested significant resources to implement technical and physical security policies, procedures and systems, as well as contractual precautions, that we believe are reasonably designed to identify, detect and prevent the unauthorized access to and alteration and disclosure of our data. Despite these investments and precautions, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks or other advanced persistent attacks by malicious actors, including hackers, nation states and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. Due to both the nature and volume of the information we aggregate, store, and process, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a customer. These efforts are likely becoming more sophisticated over time and may attempt to exploit obscure vulnerabilities. We must regularly monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Several recent, highly-publicized data incidents and DDoS attacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business and significantly harm our reputation.

Our precautions may be inadequate to thwart a cybersecurity incident. Furthermore, we may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

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

A growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that a consumer's personal information is accessed by unauthorized persons. It is likely that additional laws pertaining to the use, access, accuracy, and security of personal information will be adopted in the future. In the United States, federal and state laws provide for more than 50 disparate data breach notification regimes, all of which we may be subject to. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

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

Currently, public concern is high with regard to the collection, use, accuracy, correction and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data and other data which is personally identifiable or may be considered sensitive. In addition, many advocacy groups as well as some legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, and are otherwise concerned with businesses’ collection, storage, and use of personal information. Relatedly, several U.S. states have introduced and passed legislation to provide consumers with greater transparency and control over their personal information. Laws may allow consumers to request that businesses disclose to them what personal information is collected about them, delete or correct such personal information, and opt-them out of the sale or sharing of their personal information. For example, the following state privacy laws have recently taken effect, or will take effect on a future date: (i) the California Privacy Rights Act (the “CPRA”), effective January 2023, with some provisions applying retroactively, amending the California Consumer Privacy Act (the “CCPA”); (ii) the Virginia Consumer Data Protection Act (the “VCDPA”), effective January 2023; (iii) the Colorado Privacy Act (the “CPA”), effective July 2023; (iv) the Connecticut Data Privacy Act (the “CTDPA”), effective July 2023; and (v) the Utah Consumer Privacy Act (the “UCPA”), effective December 2023. While these laws include specific exemptions, including exemptions for practices and activities conducted pursuant to the GLBA and DPPA, they apply to other portions of our business that are not conducted pursuant to these laws. Other states are actively considering privacy and security bills, and may pass laws, either similar or dissimilar to California’s, Virginia’s, Colorado’s, Connecticut’s or Utah’s privacy laws in the future. Furthermore, the U.S. Congress is considering legislation and the FTC is considering rulemaking, each with respect to data privacy and security. At this time, it is unclear whether Congress will pass a law or whether the FTC will proceed with regulatory action. At this time, it is also unclear whether any federal requirements will supplement or preempt state-level data privacy and security laws. In the absence of additional federal legislation or rulemaking, the FTC has increasingly used its existing authority, such as under Section 5 of the FTC Act, to bring legal action against organizations who are alleged to have violated consumers’ privacy rights or failed to maintain adequate security measures.

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

While we maintain various insurance policies that we believe provide us with suitable coverage and protection in the event of litigation or other legal proceedings, those policies may contain exclusions or limitations, resulting in some cases in us retaining all or a portion of the risk of loss.

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

Unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought against or on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, (iv) any action as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery in the State of Delaware, or (v) any action asserting a claim governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be the Court of Chancery in the State of Delaware (or, only if the Court of Chancery in the State of Delaware declines to accept jurisdiction over a particular matter, any state or federal court located within the State of Delaware). However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits. Furthermore, Section 22 of the Securities Act of 1933, as amended (the "Securities Act") provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits.

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

Since the Spin-off and through December 31, 2022, we issued an aggregate of 3,126,377 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended (the “2018 Plan”), 620,501 shares of which were retired and cancelled. Also, as of December 31, 2022, 40,134 shares underlying awards made under the 2018 Plan have vested but have not been delivered, and an additional 1,044,132 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2026. Pursuant to the 2018 Plan, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future stock incentive plans may also allow our board of directors to issue these equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2022, officers and directors of the Company owned approximately 10% of our common stock (approximately 12% on a fully diluted basis). In addition, one other significant stockholder of the Company owned in aggregate approximately 11% of our common stock (approximately 10% on a fully diluted basis). As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Although we expect that we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2022, we issued an aggregate of 1,233,915 shares of our common stock in connection with registered direct offerings. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

Business and Operations Risks

We have a history of losses which makes our future results uncertain.

Since inception, we incurred operating losses through December 31, 2021. We need to generate greater revenue from the sale of our products and services if we are to sustain profitability. If we are unable to generate greater revenue, we may not be able to continue to achieve profitability and generate positive cash flow from operations in the future.

The ongoing and developing Covid-19 pandemic or future pandemics may adversely impact our business, our future results of operations and our overall financial performance.

The global spread of Covid-19, and the various responses to it have created significant volatility, uncertainty and economic disruption. Covid-19 caused us, as well as many of our customers and vendors, to change certain aspects of operations and curtail travel at times. The extent to which the Covid-19 pandemic or any other pandemic may affect us in the future is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic and any resurgences of the pandemic; the emergence and severity of new variants; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; vaccination rates and the effectiveness of vaccines against new variants; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; and disruptions or restrictions on our employees’ ability to work and travel. If new variants cause severe illness or existing vaccines prove ineffective against new variants, resulting in renewed travel restrictions or stay-at-home orders, that may also interfere with the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.

Environmental issues, including any future reporting obligations in connection with environmental issues, may adversely impact our business and operations.

Extreme weather events and natural disasters may disrupt our operations or those of our customers and suppliers. These events may become more frequent and more severe as a result of climate change, and the long-term impacts to the economy and our industry are unknown. While we maintain business continuity and disaster recovery plans, we cannot be certain that those plans will be effective. Even if we are unaffected by an extreme weather event or natural disaster, or recover from one quickly, our customers or suppliers may be more severely impacted, thereby affecting their ability to continue to do business with us.

Additionally, the SEC is considering enhancing and standardizing climate-related disclosure rules for publicly traded companies. This, in turn, may result in increased compliance costs and increased legal exposure. Any climate-related disclosures would likely be based on certain assumptions, estimates and third-party data, and our reports may not meet the expectations of regulators, investors, or other third parties. If our environmental practices, reporting, and performance do not meet expectations, or are perceived as not meeting expectations, we may be subject to government investigations, lawsuits, or other legal actions. Our reputation and customer retention may also be negatively affected.

We depend, in part, on strategic alliances and joint ventures to grow our business. If we are unable to develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

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

Further, the FTC and certain other government entities have indicated a desire to limit the allowability of agreements that are designed to prevent employees from competing with their former employers. If the enforceability of these types of “non-compete” agreements is affected by future lawmaking or regulatory action, it may impede our ability to ensure that former employees, who received training and experience through their employment with us, refrain from using their knowledge of our business and operations to compete with us.

Our revenue is concentrated in the U.S. market across a broad range of industries. When these industries or the broader financial markets experience a downturn, demand for our services and revenue may be adversely affected.

Our customers, and therefore our business and revenue, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence and housing demand. In addition, a significant amount of our revenue is concentrated in the U.S. market across a broad range of industries. Our customer base suffers when financial markets experience volatility, illiquidity and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Recent inflation, and higher interest rates imposed to combat inflation, may reduce the demand for credit. This, in turn, may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth and these types of disruptions could negatively impact our revenue and results of operations.

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

Additionally, third parties may independently develop intellectual property similar to ours, but without use of our trade secrets or proprietary information. In such cases, the value of our intellectual property may be diminished but we will lack any enforceable right or remedy.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “RDVT,” and began regular-way trading on March 27, 2018. We have not paid any dividends or made any other distributions in respect of our common stock since March 27, 2018, and we have no plans to pay any dividends or make any other distributions in the future.

As of March 3, 2023, there were 13,958,504 shares of our common stock issued and outstanding. As of March 3, 2023, there were 28 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Repurchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended December 31, 2022 pursuant to the Stock Repurchase Program (as defined below):

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 - October 31, 2022	28,527	$17.04	28,527	$4,132,148
November 1, 2022 - November 30, 2022	473	$17.41	473	$4,123,914
December 1, 2022 - December 31, 2022	-	$-	-	$4,123,914
Total	29,000	$17.04	29,000

(1)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 4, 2022, the Company announced that the board of directors authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this 2022 Form 10-K. This 2022 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2022 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2022 and 2021, IDI had 7,021 and 6,548 billable customers and FOREWARN had 116,960 and 82,419 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2022 and 2021, 75% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 20% attributable to transactional customers, respectively.

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

During 2020, we experienced significantly reduced commercial activity in numerous aspects of our business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and 2022, we saw ongoing improvement in our results of operations, with the exception of our idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. At this time, we cannot estimate if, or when, our idiVERIFIED service volume will return to pre-Covid levels.

To further support our liquidity, beginning April 1, 2020, we elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. We paid 50% of the deferred amount in December 2021 and the remainder in December 2022, as required. On May 5, 2020, we received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan in the principal amount of $2.2 million under the CARES Act (the "CARES Act Loan"), which was fully forgiven by Legacy Bank of Florida (the "Lender") and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2.2 million for the year ended December 31, 2021.

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

Revenue is recognized over a period of time. Our customers simultaneously receive and consume the benefits provided by our performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer. Our revenue arrangements do not contain significant financing components.

For the years ended December 31, 2022 and 2021, 75% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 20% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2022 and 2021, the balance of deferred revenue was $0.7 million and $0.8 million, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2021, $0.8 million was recognized into revenue during the year ended December 31, 2022.

As of December 31, 2022, $8.0 million of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $6.0 million of revenue will be recognized in 2023, $1.8 million in 2024, and $0.2 million in 2025. The actual timing of recognition may vary due to factors outside of our control. We exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.06 million and $0.03 million as of December 31, 2022 and 2021, respectively, which was included within accounts receivable, net, in the consolidated balance sheets.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2022 and 2021, we had a valuation allowance of $8.0 million and $9.5 million, respectively. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

In accordance with ASC 350-40, “Software—internal use software,” we capitalize eligible costs, including salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Goodwill

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

On October 1, 2022 and 2021, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We did not record a goodwill impairment loss during the years ended December 31, 2022 and 2021, and as of December 31, 2022, there was no accumulated goodwill impairment loss.

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

We did not record an impairment loss of long-lived assets during the years ended December 31, 2022 and 2021.

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

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2022, we have achieved the performance-based criteria for all share-based awards with performance-based vesting criteria, except for the Criteria Four award, as defined in Note 10, “Share-based compensation,” included in “Notes to Consolidated Financial Statements.”

We apply Accounting Standards Update 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-employees, which previously included the accounting for nonemployee awards.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (s) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2022 as compared to the three months ended December 31, 2021:

•
Total revenue increased 16% to $13.1 million. Platform revenue increased 19% to $12.9 million. Services revenue decreased 54% to $0.2 million.
•
Gross profit increased 19% to $8.3 million. Gross margin increased to 63% from 62%.
•
Adjusted gross profit increased 20% to $10.0 million. Adjusted gross margin increased to 77% from 74%.
•
Net loss narrowed 13% to $1.5 million, which resulted in a loss of $0.11 per basic and diluted share.
•
Adjusted EBITDA increased 16% to $1.5 million.
•
Cash from operating activities increased 123% to $4.4 million.
•
Cash and cash equivalents were $31.8 million as of December 31, 2022.

Full Year Financial Results

For the year ended December 31, 2022 as compared to the year ended December 31, 2021:

•
Total revenue increased 21% to $53.3 million. Platform revenue increased 22% to $52.0 million. Services revenue decreased 16% to $1.3 million.
•
Gross profit increased 25% to $34.7 million. Gross margin increased to 65% from 63%.
•
Adjusted gross profit increased 25% to $41.1 million. Adjusted gross margin increased to 77% from 75%.
•
Net income was $0.6 million, which resulted in $0.04 per basic and diluted share, compared to net income of $0.7 million (inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan).
•
Adjusted EBITDA increased 18% to $12.9 million.
•
Cash from operating activities increased 39% to $12.5 million.

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

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and free cash flow ("FCF"). Adjusted EBITDA is a financial measure equal to net (loss) income, the most directly comparable financial measure based on US GAAP, excluding interest (income) expense, net, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, gain on extinguishment of debt, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2022	2021	2022	2021
Net (loss) income	$(1,544)	$(1,784)	$616	$655
Interest (income) expense, net	(225)	(1)	(351)	7
Income tax (benefit) expense	(148)	198	96	198
Depreciation and amortization	1,815	1,466	6,675	5,399
Share-based compensation expense	1,439	1,418	5,505	6,615
Gain on extinguishment of debt	-	-	-	(2,175)
Litigation costs	4	-	132	126
Write-off of long-lived assets and others	171	9	178	104
Adjusted EBITDA	$1,512	$1,306	$12,851	$10,929
Revenue	$13,069	$11,258	$53,318	$44,022

Net income margin	(12%)	(16%)	1%	1%
Adjusted EBITDA margin	12%	12%	24%	25%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2022	2021	2022	2021
Revenue	$13,069	$11,258	$53,318	$44,022
Cost of revenue (exclusive of depreciation and amortization)	(3,054)	(2,927)	(12,211)	(11,195)
Depreciation and amortization of intangible assets	(1,758)	(1,407)	(6,440)	(5,170)
Gross profit	8,257	6,924	34,667	27,657
Depreciation and amortization of intangible assets	1,758	1,407	6,440	5,170
Adjusted gross profit	$10,015	$8,331	$41,107	$32,827

Gross margin	63%	62%	65%	63%
Adjusted gross margin	77%	74%	77%	75%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP measure, to FCF:

	Three Months Ended December 31,		Year Ended December 31,
(In thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$4,359	$1,951	$12,459	$8,948
Less:
Purchase of property and equipment	(102)	(57)	(373)	(280)
Capitalized costs included in intangible assets	(2,317)	(1,415)	(8,456)	(4,964)
Free cash flow	$1,940	$479	$3,630	$3,704

In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present non-GAAP measures of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and FCF as supplemental measures of our operating performance. We believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance and operating strength of our business.

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment and capitalized costs included in intangible assets.

Adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and FCF are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, financial measures presented in accordance with US GAAP. In addition, FCF is not intended to represent our residual cash flow available for discretionary expenses and is not necessarily a measure of our ability to fund our cash needs. The way we measure adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and FCF may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited quarterly consolidated statements of operations data and reconciliations of certain directly comparable US GAAP financial measures to non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin, and FCF for each of the eight quarters in the two-year period ended December 31, 2022. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this 2022 Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this 2022 Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Revenue	$10,217	$10,879	$11,668	$11,258	$12,729	$12,494	$15,026	$13,069
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	2,761	2,720	2,787	2,927	3,170	2,920	3,067	3,054
Sales and marketing expenses	2,221	2,349	2,154	2,208	2,391	2,822	2,623	2,998
General and administrative expenses	4,550	4,890	4,127	6,244	5,353	5,300	5,465	7,119
Depreciation and amortization	1,258	1,330	1,345	1,466	1,534	1,613	1,713	1,815
Total costs and expenses	10,790	11,289	10,413	12,845	12,448	12,655	12,868	14,986
(Loss) income from operations	(573)	(410)	1,255	(1,587)	281	(161)	2,158	(1,917)
Interest (expense) income, net	(5)	(4)	1	1	1	-	125	225
Gain on extinguishment of debt	-	2,175	-	-	-	-	-	-
(Loss) income before income taxes	(578)	1,761	1,256	(1,586)	282	(161)	2,283	(1,692)
Income tax expense (benefit)	-	-	-	198	175	44	25	(148)
Net (loss) income	$(578)	$1,761	$1,256	$(1,784)	$107	$(205)	$2,258	$(1,544)
(Loss) earnings per share:
Basic	$(0.05)	$0.14	$0.10	$(0.14)	$0.01	$(0.01)	$0.16	$(0.11)
Diluted	$(0.05)	$0.13	$0.09	$(0.14)	$0.01	$(0.01)	$0.16	$(0.11)
Weighted average number of shares outstanding:
Basic	12,207,193	12,269,412	12,741,723	13,158,638	13,543,607	13,776,479	13,748,587	13,964,010
Diluted	12,207,193	13,560,714	13,645,208	13,158,638	14,047,635	13,776,479	13,764,262	13,964,010

	Three Months Ended
(In thousands) (Unaudited)	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Net (loss) income	$(578)	$1,761	$1,256	$(1,784)	$107	$(205)	$2,258	$(1,544)
Interest expense (income), net	5	4	(1)	(1)	(1)	-	(125)	(225)
Income tax expense (benefit)	-	-	-	198	175	44	25	(148)
Depreciation and amortization	1,258	1,330	1,345	1,466	1,534	1,613	1,713	1,815
Share-based compensation expense	2,046	2,165	986	1,418	1,387	1,406	1,273	1,439
Gain on extinguishment of debt	-	(2,175)	-	-	-	-	-	-
Litigation costs	120	6	-	-	15	76	37	4
Write-off of long-lived assets and others	20	41	34	9	3	-	4	171
Adjusted EBITDA	$2,871	$3,132	$3,620	$1,306	$3,220	$2,934	$5,185	$1,512
Revenue	$10,217	$10,879	$11,668	$11,258	$12,729	$12,494	$15,026	$13,069

Net (loss) income margin	(6%)	16%	11%	(16%)	1%	(2%)	15%	(12%)
Adjusted EBITDA margin	28%	29%	31%	12%	25%	23%	35%	12%

	Three Months Ended
(In thousands) (Unaudited)	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Revenue	$10,217	$10,879	$11,668	$11,258	$12,729	$12,494	$15,026	$13,069
Cost of revenue (exclusive of depreciation and amortization)	(2,761)	(2,720)	(2,787)	(2,927)	(3,170)	(2,920)	(3,067)	(3,054)
Depreciation and amortization of intangible assets	(1,203)	(1,272)	(1,288)	(1,407)	(1,472)	(1,551)	(1,659)	(1,758)
Gross profit	6,253	6,887	7,593	6,924	8,087	8,023	10,300	8,257
Depreciation and amortization of intangible assets	1,203	1,272	1,288	1,407	1,472	1,551	1,659	1,758
Adjusted gross profit	$7,456	$8,159	$8,881	$8,331	$9,559	$9,574	$11,959	$10,015

Gross margin	61%	63%	65%	62%	64%	64%	69%	63%
Adjusted gross margin	73%	75%	76%	74%	75%	77%	80%	77%

	Three Months Ended
(In thousands) (Unaudited)	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Net cash provided by operating activities	$1,232	$2,301	$3,464	$1,951	$2,430	$2,525	$3,145	$4,359
Less:
Purchase of property and equipment	(46)	(109)	(68)	(57)	(113)	(108)	(50)	(102)
Capitalized costs included in intangible assets	(1,247)	(1,173)	(1,129)	(1,415)	(1,794)	(2,099)	(2,246)	(2,317)
Free cash flow	$(61)	$1,019	$2,267	$479	$523	$318	$849	$1,940

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue. Revenue increased $9.3 million or 21% to $53.3 million for the year ended December 31, 2022 from $44.0 million for the year ended December 31, 2021. Revenue from new customers increased $1.4 million or 37%, base revenue from existing customers increased $7.3 million or 21%, and growth revenue from existing customers increased $0.6 million or 10%. Our IDI billable customer base grew from 6,548 customers as of December 31, 2021 to 7,021 customers as of December 31, 2022, and our FOREWARN user base grew from 82,419 users to 116,960 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $1.0 million or 9% to $12.2 million for the year ended December 31, 2022 from $11.2 million for the year ended December 31, 2021. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 49% of our total data acquisition costs for the years ended December 31, 2022 and 2021. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 23% for the year ended December 31, 2022 from 25% for the year ended December 31, 2021. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.9 million or 21% to $10.8 million for the year ended December 31, 2022 from $8.9 million for the year ended December 31, 2021. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the year ended December 31, 2022 was primarily attributable to an increase of $1.7 million in salaries and benefits, and sales commissions, resulting from increased revenue.

General and administrative expenses. General and administrative expenses increased $3.4 million or 17% to $23.2 million for the year ended December 31, 2022 from $19.8 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, our general and administrative expenses consisted primarily of employee salaries and benefits of $11.8 million and $8.4 million, share-based compensation expense of $5.2 million and $6.1 million, and professional fees of $3.7 million and $3.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.3 million or 24% to $6.7 million for the year ended December 31, 2022 from $5.4 million for the year ended December 31, 2021. The increase in depreciation and amortization for the year ended December 31, 2022 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2021.

Gain on extinguishment of debt. On May 5, 2020, we received the CARES Act Loan in the principal amount of $2.2 million. On June 16, 2021, we received a notice from the Lender that the full principal amount of the CARES Act Loan and its accrued interest had been fully forgiven, resulting in a gain on extinguishment of debt of $2.2 million during the year ended December 31, 2021.

Income before income taxes. Income before income taxes was $0.7 million for the year ended December 31, 2022 compared to $0.9 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the year ended December 31, 2021. The significant improvement in income before income taxes to $0.7 million for the year ended December 31, 2022 from a loss of $1.3 million, exclusive of the one-time gain on extinguishment of debt, for the year ended December 31, 2021, was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in share-based compensation expense, which was partially offset by the increase in employee salaries and benefits and sales commissions of $5.1 million, and depreciation and amortization of $1.3 million.

Income taxes. Income tax expense of $0.1 million and $0.2 million was recognized for the years ended December 31, 2022 and 2021, respectively. A valuation allowance on the deferred tax assets was recognized as of December 31, 2022 and 2021, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 8, “Income Taxes,” included in “Notes to Consolidated Financial Statements.”

Net income. Net income was $0.6 million for the year ended December 31, 2022 compared to $0.7 million, inclusive of a one-time gain of $2.2 million on the extinguishment of debt from the forgiveness of the CARES Act Loan, for the year ended December 31, 2021, as a result of the foregoing.

Effect of Inflation

We believe the persistent inflationary pressure throughout 2022 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending over the last several months, which have resulted in, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the year ended December 31, 2022, net cash provided by operating activities was $12.5 million, primarily the result of the net income of $0.6 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $13.2 million, and the cash used as a result of changes in assets and liabilities of $1.3 million, primarily the result of the increase in accounts receivable and other noncurrent assets, and the decrease in operating lease liabilities, which was offset by the increase in accounts payable and accrued expenses and other current liabilities. For the year ended December 31, 2021, net cash provided by operating activities was $8.9 million, primarily the result of the net income of $0.7 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, gain on extinguishment of debt, and deferred income tax expense) totaling $10.7 million, and the cash used as a result of changes in assets and liabilities of $2.4 million, primarily the result of the increase in accounts receivable, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities.

Cash flows used in investing activities. For the years ended December 31, 2022 and 2021, net cash used in investing activities was $8.8 million and $5.2 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows (used in) provided by financing activities. For the year ended December 31, 2022, net cash used in financing activities was $6.1 million, mainly the result of $5.2 million in taxes paid related to the net share settlement of vesting of RSUs during the year and $0.9 million paid in aggregate for the repurchase of common stock pursuant to the Stock Repurchase Program that the board of directors authorized on May 4, 2022, authorizing the repurchase of up to $5.0 million of our common stock. For the year ended December 31, 2021, net cash provided by financing activities was $17.6 million, mainly the result of the net proceeds of $20.9 million in a registered direct offering on November 19, 2021, offset by $3.3 million in taxes paid related to the net share settlement of vesting of RSUs during the year.

As of December 31, 2022, we had material commitments under certain data licensing agreements of $27.2 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $0.6 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had a total shareholders’ equity balance of $71.1 million.

As of December 31, 2022, we had cash and cash equivalents of $31.8 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2022 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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
•
The ongoing and developing Covid-19 pandemic or future pandemics may adversely impact our business, our future results of operations and our overall financial performance.
•
Environmental issues, including any future reporting obligations in connection with environmental issues, may adversely impact our business and operations.
•
We depend, in part, on strategic alliances and joint ventures to grow our business. If we are unable to develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (the "COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was effective as of December 31, 2022, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this 2022 Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this 2022 Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this 2022 Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.	10-K	001-38407	4.1	March 12, 2020
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.3+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.5+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.6	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.7+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	August 8, 2018
10.8+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.9+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.10+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-K	001-38407	10.13	March 12, 2020
10.11+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 4, 2020
10.12+	Separation Agreement dated February 16, 2021 by and between Red Violet, Inc. and Michael Brauser.	8-K	001-38407	10.1	February 17, 2021
10.13+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Derek Dubner.	10-K	001-38407	10.15	March 10, 2021
10.14+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and James Reilly.	10-K	001-38407	10.16	March 10, 2021
10.15+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Daniel MacLachlan.	10-K	001-38407	10.17	March 10, 2021
10.16+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Jeffrey Dell.	10-K	001-38407	10.18	March 10, 2021
10.17	Form of Securities Purchase Agreement, dated as of November 19, 2021.	8-K	001-38407	10.1	November 19, 2021
10.18+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	May 26, 2022
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

March 8, 2023		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Chairman	March 8, 2023
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 8, 2023
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ Peter Benz	Director	March 8, 2023
Peter Benz

/s/ Steven D. Rubin	Director	March 8, 2023
Steven D. Rubin

/s/ Robert Swayman	Director	March 8, 2023
Robert Swayman

/s/ Lisa Stanton	Director	March 8, 2023
Lisa Stanton

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 8, 2023

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$31,810	$34,258
Accounts receivable, net of allowance for doubtful accounts of $60 and $28 as of December 31, 2022 and 2021, respectively	5,535	3,736
Prepaid expenses and other current assets	771	599
Total current assets	38,116	38,593
Property and equipment, net	709	577
Intangible assets, net	31,647	28,181
Goodwill	5,227	5,227
Right-of-use assets	1,114	1,661
Other noncurrent assets	601	137
Total assets	$77,414	$74,376
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,229	$1,605
Accrued expenses and other current liabilities	1,845	395
Current portion of operating lease liabilities	692	617
Deferred revenue	670	841
Total current liabilities	5,436	3,458
Noncurrent operating lease liabilities	598	1,291
Deferred tax liabilities	287	198
Total liabilities	6,321	4,947
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2022 and 2021	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,956,404 and 13,488,540 shares issued and outstanding, as of December 31, 2022 and 2021	14	13
Additional paid-in capital	92,481	91,434
Accumulated deficit	(21,402)	(22,018)
Total shareholders' equity	71,093	69,429
Total liabilities and shareholders' equity	$77,414	$74,376

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2022	2021
Revenue	$53,318	$44,022
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	12,211	11,195
Sales and marketing expenses	10,834	8,932
General and administrative expenses	23,237	19,811
Depreciation and amortization	6,675	5,399
Total costs and expenses	52,957	45,337
Income (loss) from operations	361	(1,315)
Interest income (expense), net	351	(7)
Gain on extinguishment of debt	-	2,175
Income before income taxes	712	853
Income tax expense	96	198
Net income	$616	$655
Earnings per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted average number of shares outstanding:
Basic	13,759,296	12,597,316
Diluted	14,107,144	13,403,041

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2020	12,167,327	$13	-	$-	$66,005	$(22,673)	$43,345
Vesting of restricted stock units	911,698	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(143,400)	(3,327)	-	-	(3,327)
Retirement of treasury stock	(143,400)	-	143,400	3,327	(3,327)	-	-
Issuance of common stock upon direct offering to certain investors, net of issuance costs of $86	552,915	-	-	-	20,924	-	20,924
Share-based compensation	-	-	-	-	7,832	-	7,832
Net income	-	-	-	-	-	655	655
Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	770,210	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(252,346)	(5,200)	-	-	(5,200)
Common stock repurchased	-	-	(50,000)	(878)	-	-	(878)
Retirement of treasury stock	(302,346)	-	302,346	6,078	(6,078)	-	-
Share-based compensation	-	-	-	-	7,126	-	7,126
Net income	-	-	-	-	-	616	616
Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,675	5,399
Share-based compensation expense	5,505	6,615
Write-off of long-lived assets	177	32
Provision for bad debts	174	95
Noncash lease expenses	547	500
Interest expense	-	11
Deferred income tax expense	89	198
Gain on extinguishment of debt	-	(2,175)
Changes in assets and liabilities:
Accounts receivable	(1,973)	(630)
Prepaid expenses and other current assets	(172)	(18)
Other noncurrent assets	(464)	2
Accounts payable	624	(470)
Accrued expenses and other current liabilities	1,450	(1,051)
Deferred revenue	(171)	337
Operating lease liabilities	(618)	(552)
Net cash provided by operating activities	12,459	8,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(373)	(280)
Capitalized costs included in intangible assets	(8,456)	(4,964)
Net cash used in investing activities	(8,829)	(5,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares, net of issuance costs	-	20,924
Taxes paid related to net share settlement of vesting of restricted stock units	(5,200)	(3,327)
Repurchases of common stock	(878)	-
Net cash (used in) provided by financing activities	(6,078)	17,597
Net (decrease) increase in cash and cash equivalents	$(2,448)	$21,301
Cash and cash equivalents at beginning of period	34,258	12,957
Cash and cash equivalents at end of period	$31,810	$34,258
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$39	$-
Share-based compensation capitalized in intangible assets	$1,621	$1,217
Retirement of treasury stock	$6,078	$3,327

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

The Company reported net income of $616 and $655 for the years ended December 31, 2022 and 2021, respectively. Net cash provided by operating activities was $12,459 and $8,948 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $21,402.

As of December 31, 2022, the Company had available cash and cash equivalents of $31,810, a decrease of $2,448 from $34,258 as of December 31, 2021. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months from the date the financials are issued.

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

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $31,810 and $34,258 as of December 31, 2022 and 2021, respectively.

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

(d) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of December 31, 2022, the current and noncurrent portion unbilled accounts receivable of $923 and $464, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. There was no unbilled accounts receivable as of December 31, 2021.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of various factors, including historical experience, the age of the accounts receivable balance, customer-specific facts, economic conditions, and other factors that may affect the Company's ability to collect from customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $60 and $28 as of December 31, 2022 and 2021, respectively, which was included within accounts receivable, net, on the consolidated balance sheets.

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

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2022 and 2021, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The measurement date of the Company’s annual goodwill impairment test is October 1. On October 1, 2022 and 2021, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company did not record a goodwill impairment loss during the years ended December 31, 2022 and 2021, and as of December 31, 2022, there was no accumulated goodwill impairment loss.

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

The Company did not record an impairment loss of long-lived assets during the years ended December 31, 2022 and 2021.

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

The fair value of the Company’s cash and cash equivalents, receivables and payables approximate their carrying amount because of the short-term nature of these instruments. The fair value of the noncurrent portion of unbilled accounts receivable included in other noncurrent assets approximates its carrying amount.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer. The Company's revenue arrangements do not contain significant financing components.

For the years ended December 31, 2022 and 2021, 75% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 20% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2022 and 2021, the balance of deferred revenue was $670 and $841 respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2021, $841 was recognized into revenue during the year ended December 31, 2022.

As of December 31, 2022, $8,017 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $5,971 of revenue will be recognized in 2023, $1,838 in 2024, and $208 in 2025. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $261 and $97 for the years ended December 31, 2022 and 2021, respectively.

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

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2022, the Company has achieved the performance-based criteria for all share-based awards with performance-based vesting criteria, except for the Criteria Four award, as defined in Note 10.

The Company applies Accounting Standards Update 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which generally expands the scope of ASC 718, "Compensation – Stock Compensation," to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in ASC 505-50, "Equity-Based Payments to Non-employees," which previously included the accounting for nonemployee awards.

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

(o) Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is calculated using the treasury stock method for stock options and unvested shares. Common equivalent shares are excluded from the calculation in the loss periods as their effects would be anti-dilutive.

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

(q) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2022 and 2021, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the years ended December 31, 2022 and 2021, no individual customer accounted for more than 10% of the total revenue.

As of December 31, 2022, one individual customer accounted for 11% of the Company’s accounts receivable, net. As of December 31, 2021, no individual customer accounted for more than 10% of the Company’s accounts receivable, net.

Concentration of suppliers

The Company’s products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including the Company’s largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records databases. The Company’s largest data supplier, with whom the Company has expanded its relationship while securing what it believes to be favorable business terms over the years, accounted for 49% of the Company’s total data acquisition costs for the years ended December 31, 2022 and 2021. The amended and renewed term of the agreement with this supplier ends June 30, 2026. The Company may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to the Company and the Company may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2022, the remaining minimum purchase commitments through the end of the amended and renewed term is $18.6 million. If the Company is unable to maintain its relationship with its largest data supplier, its ability to provide products and services could be negatively impacted, as it would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect its reputation, business, financial condition and results of operations and, if it is unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on its business and financial condition.

As of December 31, 2022 and 2021, among data suppliers, one data supplier accounted for 40% and 26% of the Company’s total accounts payable, respectively.

(r) Recently issued accounting standards

As an emerging growth company, the Company has left open the opportunity to take advantage of the extended transition period provided to emerging growth companies in Section 13(a) of the Exchange Act, however, it is the Company’s present intention to adopt any applicable new accounting standards timely.

3. Earnings per share

For the years ended December 31, 2022 and 2021, the basic and diluted earnings per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2022	2021
Numerator:
Net income	$616	$655
Denominator:
Weighted average shares outstanding:
Basic	13,759,296	12,597,316
Diluted(1)	14,107,144	13,403,041
Earnings per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

(1)
For the years ended December 31, 2022 and 2021, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

4. Accounts receivable, net

Accounts receivable, net consists of the following:

(In thousands)	December 31, 2022	December 31, 2021
Accounts receivable	$5,595	$3,764
Less: Allowance for doubtful accounts	(60)	(28)
Total accounts receivable, net	$5,535	$3,736

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2022	2021
Beginning balance	$28	$38
Charges to expenses	174	95
Write-offs	(142)	(105)
Ending balance	$60	$28

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2022	December 31, 2021
Computer and network equipment	$1,082	$732
Furniture, fixtures and office equipment	776	763
Leasehold improvements	53	53
Total cost	1,911	1,548
Less: Accumulated depreciation	(1,202)	(971)
Property and equipment, net	$709	$577

Depreciation of property and equipment of $235 and $229 was recorded for the years ended December 31, 2022 and 2021, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2022			December 31, 2021
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$52,678	$(21,031)	$31,647	$42,982	$(14,801)	$28,181

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $6,440 and $5,170 were included in depreciation and amortization expense for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, intangible assets of $5,338, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $10,077 and $6,181 during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, estimated amortization expenses related to the Company’s intangible assets for 2023 through 2028 and thereafter are as follows:

(In thousands)
Year	December 31, 2022
2023	8,123
2024	7,510
2025	6,344
2026	4,859
2027	3,243
2028 and thereafter	1,568
Total	$31,647

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Accrued payroll and related expenses	$1,600	$228
Accrued data acquisition costs	116	49
Sales tax payable	38	56
Miscellaneous expenses payable	91	62
Total	$1,845	$395

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on income before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Current
State	$7	$-
Deferred
Federal	1,149	(1,401)
State	392	(303)
Valuation allowance	(1,452)	1,902
	89	198
Provision for income tax	$96	$198

The Company’s effective income tax expense differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2022 and 2021. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2022		2021
Tax on income before income taxes	$150	21%	$179	21%
Effect of state taxes (net of federal tax benefit)	428	60%	(303)	-36%
Excess tax benefit from share-based compensation	(731)	-103%	(2,801)	-328%
Nondeductible executive compensation	1,789	251%	1,556	182%
Forgiveness of the CARES Act loan	-	0%	(456)	-53%
Other permanent differences	(57)	-8%	121	14%
State rate change	(31)	-4%	-	-
Valuation allowance	(1,452)	-204%	1,902	223%
Income tax expense	$96	13%	$198	23%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$10,802	$10,860
Share-based compensation	759	1,913
Accounts receivable	16	7
Deferred revenue, and accrued expenses and other current liabilities	231	340
	11,808	13,120
Valuation allowance	(8,033)	(9,485)
	3,775	3,635
Deferred tax liabilities:
Intangible assets	3,889	3,771
Property and equipment	173	62
	4,062	3,833
Net deferred income tax liabilities	$287	$198

As of December 31, 2022, the Company had gross federal and state net operating loss carryforwards of $43,346 and $33,112, respectively, which begin to expire in 2036, except that $37,691 of federal net operating loss carryforwards incurred from 2018 to 2022 could be carried forward indefinitely. The Company’s federal net operating losses are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a valuation allowance of $8,033 and $9,485 was necessary as of December 31, 2022 and 2021, respectively, to reduce the deferred tax assets to the amount that is more likely than not to be realized. The change in the valuation allowance was a decrease of $1,452 and an increase of $1,902 for the years ended December 31, 2022 and 2021, respectively. The decrease in the valuation allowance in the year ended December 31, 2022 was primarily due to the decrease in gross deferred tax assets arising from share-based compensation, and the increase in the valuation allowance in the year ended December 31, 2021 was primarily due to the change in net operating loss carryforwards.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. Due to the existence of net operating loss carryforwards since inception, all of the Company’s income tax filings remain open for tax examinations.

The Company does not have any unrecognized tax benefits as of December 31, 2022 and 2021.

9. Common stock and preferred stock

Common stock and treasury stock

As of December 31, 2022 and 2021, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 13,956,404 and 13,488,540 shares of common stock were issued, respectively.

As of December 31, 2022 and 2021, there was no treasury stock.

During the year ended December 31, 2021, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 911,698 shares of common stock issued as a result of the vesting of RSUs, of which, an aggregate of 143,400 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $3,327. The treasury stock of 143,400 shares was then retired fully during the year ended December 31, 2021.
•
An aggregate of 552,915 shares of common stock, with an issuance price of $38.00 per share, were issued in a registered direct offering to certain investors, pursuant to the securities purchase agreements entered into on November 19, 2021. Net proceeds of $20,924 were received in November 2021.

During the year ended December 31, 2022, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 770,210 shares of common stock issued as a result of the vesting of RSUs, of which, an aggregate of 252,346 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $5,200. The treasury stock of 252,346 shares was then retired fully during the year ended December 31, 2022.
•
On May 4, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors. During the year ended December 31, 2022, the Company repurchased 50,000 shares of common stock under the Stock Repurchase Program at a net average price of $17.56 per share, which was reflected in treasury stock, with a cost of $878. The treasury stock of 50,000 shares was then retired fully during the year ended December 31, 2022.

Preferred stock

As of December 31, 2022 and 2021, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

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

The primary purpose of the 2018 Plan, as amended, is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of December 31, 2022, there were 2,289,357 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSUs activity during the years ended December 31, 2022 and 2021 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2020	1,764,450	$11.43
Granted(1)	506,850	$27.50
Vested and delivered	(768,298)	$9.36
Withheld as treasury stock(2)	(143,400)	$9.33
Vested not delivered(3)	(10,750)	$13.68
Forfeited	(41,899)	$18.97
Unvested as of December 31, 2021	1,306,953	$18.85
Granted(1)	561,100	$18.29
Vested and delivered	(517,864)	$15.86
Withheld as treasury stock(2)	(252,346)	$16.71
Vested not delivered(3)	(8,716)	$22.81
Forfeited	(44,995)	$26.30
Unvested as of December 31, 2022	1,044,132	$20.64
(1)
For the year ended December 31, 2021, in addition to 120,000 RSUs with Criteria Four as discussed below, the Company granted an aggregate of 386,850 RSUs to certain employees and members of the Company's board of directors at grant date fair values ranging from $20.28 to $38.81 per share, with a vesting period ranging from one to four years. For the year ended December 31, 2022, the Company granted an aggregate of 561,100 RSUs to certain employees and members of the Company's board of directors at grant date fair values ranging from $16.00 to $28.75 per share, with a vesting period ranging from two to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 9 for details.
(3)
Vested not delivered represents RSUs that have been vested but the delivery of the common stock underlying such RSUs were deferred.

There were certain grants of RSUs with both time- and performance-based conditions. Details of such grants of RSUs were as follows:

			Weighted average		Amortization of share-based compensation
RSU grants with		Number	grant-date		Year Ended December 31,
performance criteria	Grant dates	of units	fair value	Vesting period	2022	2021
Criteria One(1)	9/5/2018 - 1/16/2019	1,577,500	$7.66	3-4 years	$6	$1,206
Criteria Two(2)	8/28/2019 - 9/8/2020	277,500	$12.27	3-4 years	278	781
Criteria Three(3)	8/28/2019 - 11/20/2020	455,000	$15.44	3 years	491	2,239
Criteria Four(4)	7/30/2021	120,000	$15.13	5 years	-	-
		2,430,000			$775	$4,226
(1)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $7.0 million for such fiscal quarter, (ii) positive adjusted EBITDA, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the participant continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of June 30, 2019, the Company determined that the Criteria One was met. As of December 31, 2022, all shares underlying such awards have vested and been issued in accordance with their time-based vesting requirement.

(2)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $10.0 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $1.5 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and (iii) the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the Criteria Two would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that Criteria Two was met as of March 31, 2021. As of December 31, 2022, the remaining 10,249 shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.
(3)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, (i) gross revenue determined in accordance with the Company’s reviewed or audited financial statements in excess of $12.5 million for such fiscal quarter, (ii) positive adjusted EBITDA of at least $2.0 million, as determined based on amounts derived from the Company’s reviewed or audited financial statements for such fiscal quarter, and the recipient continues to provide services to the Company either as an employee, director or consultant on the last day of the quarter that the performance criteria are met. Provided the respective performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. In the event of a change of control, all RSUs which have not vested on the date of such change of control shall immediately vest even if the performance criteria have not been met. As of the respective grant dates, the Company determined that it was probable that the Criteria Three would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2022. As of December 31, 2022, the remaining 10,000 shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.
(4)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on November 7, 2022, with a fair value of $15.13 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. No amortization of share-based compensation expense has been recognized for these RSUs, because, as of December 31, 2022, the Company determined that it is not probable that such performance criteria will be met. The 120,000 RSUs were included in "Unvested as of December 31, 2022" with a fair value of $15.13 per share.

As of December 31, 2022, unrecognized share-based compensation expense associated with the granted RSUs amounted to $17,848, which is expected to be recognized over a weighted average period of 2.5 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2022	2021
Sales and marketing expenses	$290	$562
General and administrative expenses	5,215	6,053
Share-based compensation expense	5,505	6,615
Capitalized in intangible assets	1,621	1,217
Total	$7,126	$7,832

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

The Company recognized consulting service fees relating to the Services Agreement of a total of $216 during the year ended December 31, 2021. In addition, amortization of share-based compensation expense of $1,432 (inclusive of $723 in relation with the modification of RSUs above) for the year ended December 31, 2021, was recognized in relation to the RSUs previously granted to the Consultant. There were no such expenses recognized during the year ended December 31, 2022.

12. Leases

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

For the years ended December 31, 2022 and 2021, a summary of the Company’s lease information is shown below:

	Year Ended December 31,
(In thousands)	2022	2021
Lease cost:
Operating lease costs	$672	$672
Other information:
Cash paid for operating leases	$743	$724

There were no additional right-of-use assets obtained in exchange for operating lease liabilities during the years ended December 31, 2022 and 2021. The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the above-mentioned leases to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of January 1, 2019, the application date.

As of December 31, 2022, the weighted average remaining operating lease term was 1.9 years.

As of December 31, 2022, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2022
2023	765
2024	542
2025	77
Total maturities	$1,384
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$692
Noncurrent operating lease liabilities	598
Total operating lease liabilities	$1,290
Difference between the maturities and the present value of operating lease liabilities	$94

13. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $9,171 and $8,481 for the years ended December 31, 2022 and 2021, respectively, under certain data licensing agreements. As of December 31, 2022, future material capital commitments under certain data licensing agreements were $27,162, shown as follows:

(In thousands)
Year	December 31, 2022
2023	8,287
2024	7,548
2025	7,507
2026	3,820
Total	$27,162

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

(d) Covid-19 update

During 2020, the Company experienced significantly reduced commercial activity in numerous aspects of its business as a result of the preventative and protective actions taken by federal, state and local governments to combat Covid-19, including the implementation of stay-at-home orders, social distancing policies and certain temporary government-imposed moratoria on collection customers’ activities. During 2021 and 2022, the Company saw ongoing improvement in its results of operations, with the exception of the Company's idiVERIFIED service, which is an ancillary collections market offering that is purely transactional and of a lower margin profile. At this time, the Company cannot estimate if, or when, its idiVERIFIED service volume will return to pre-Covid levels.

To further support the Company’s liquidity, beginning April 1, 2020, the Company elected, under Section 2302 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), to defer payment of the employer portion of Social Security payroll tax. Under the CARES Act, employers could forgo timely payment of the employer portion of Social Security taxes that would otherwise be due from March 27, 2020 through December 31, 2020, without penalty or interest charges. The Company paid 50% of the deferred amount in December 2021 and the remainder in December 2022, as required. On May 5, 2020, the Company received funding under a promissory note dated May 5, 2020 evidencing an unsecured non-recourse loan under the CARES Act, which was fully forgiven by Legacy Bank of Florida and the U.S. Small Business Administration in June 2021, resulting in a gain on extinguishment of debt of $2,175 during the year ended December 31, 2021.