Form 10-Q
period 2023-03-31
Red Violet, Inc.
filed 2023-05-09
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the registrant had 13,917,225 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$30,818	$31,810
Accounts receivable, net of allowance for doubtful accounts of $40 and $60 as of March 31, 2023 and December 31, 2022, respectively	5,889	5,535
Prepaid expenses and other current assets	1,310	771
Total current assets	38,017	38,116
Property and equipment, net	692	709
Intangible assets, net	32,521	31,647
Goodwill	5,227	5,227
Right-of-use assets	969	1,114
Other noncurrent assets	894	601
Total assets	$78,320	$77,414
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,345	$2,229
Accrued expenses and other current liabilities	411	1,845
Current portion of operating lease liabilities	711	692
Deferred revenue	763	670
Total current liabilities	4,230	5,436
Noncurrent operating lease liabilities	413	598
Deferred tax liabilities	257	287
Total liabilities	4,900	6,321
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2023 and December 31, 2022	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,961,643 and 13,956,404 shares issued, and 13,950,706 and 13,956,404 shares outstanding, as of March 31, 2023 and December 31, 2022	14	14
Treasury stock, at cost, 10,937 and 0 shares as of March 31, 2023 and December 31, 2022	(201)	-
Additional paid-in capital	94,293	92,481
Accumulated deficit	(20,686)	(21,402)
Total shareholders' equity	73,420	71,093
Total liabilities and shareholders' equity	$78,320	$77,414

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$14,626	$12,729
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,179	3,170
Sales and marketing expenses	3,889	2,391
General and administrative expenses	5,241	5,353
Depreciation and amortization	1,916	1,534
Total costs and expenses	14,225	12,448
Income from operations	401	281
Interest income, net	286	1
Income before income taxes	687	282
Income tax (benefit) expense	(29)	175
Net income	$716	$107
Earnings per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
Weighted average number of shares outstanding:
Basic	13,997,154	13,543,607
Diluted	14,236,771	14,047,635

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	34,750	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(223)	(6)	-	-	(6)
Retirement of treasury stock	(223)	-	223	6	(6)		-
Share-based compensation	-	-	-	-	1,688	-	1,688
Net income	-	-	-	-	-	107	107
Balance at March 31, 2022	13,523,067	$14	-	$-	$93,115	$(21,911)	$71,218

Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	6,800	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(1,561)	(31)	-	-	(31)
Common stock repurchased	-	-	(10,937)	(201)	-	-	(201)
Retirement of treasury stock	(1,561)	-	1,561	31	(31)	-	-
Share-based compensation	-	-	-	-	1,843	-	1,843
Net income	-	-	-	-	-	716	716
Balance at March 31, 2023	13,961,643	$14	(10,937)	$(201)	$94,293	$(20,686)	$73,420

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716	$107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,916	1,534
Share-based compensation expense	1,384	1,387
Write-off of long-lived assets	3	3
Provision for bad debts	668	37
Noncash lease expenses	145	132
Deferred income tax (benefit) expense	(30)	175
Changes in assets and liabilities:
Accounts receivable	(1,022)	(862)
Prepaid expenses and other current assets	(539)	(482)
Other noncurrent assets	(293)	-
Accounts payable	116	628
Accrued expenses and other current liabilities	(1,460)	47
Deferred revenue	93	(128)
Operating lease liabilities	(166)	(148)
Net cash provided by operating activities	1,531	2,430
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44)	(113)
Capitalized costs included in intangible assets	(2,273)	(1,794)
Net cash used in investing activities	(2,317)	(1,907)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(31)	(6)
Repurchases of common stock	(175)	-
Net cash used in financing activities	(206)	(6)
Net (decrease) increase in cash and cash equivalents	$(992)	$517
Cash and cash equivalents at beginning of period	31,810	34,258
Cash and cash equivalents at end of period	$30,818	$34,775
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$1	$-
Share-based compensation capitalized in intangible assets	$459	$301
Retirement of treasury stock	$31	$6

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2023.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date included in the Form 10-K, but does not include all disclosures required by US GAAP.

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

	Three Months Ended March 31,
(In thousands, except share data)	2023	2022
Numerator:
Net income	$716	$107
Denominator:
Weighted average shares outstanding:
Basic	13,997,154	13,543,607
Diluted(1)	14,236,771	14,047,635
Earnings per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

(1)
For the three months ended March 31, 2023 and 2022, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2023			December 31, 2022
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$55,410	$(22,889)	$32,521	$52,678	$(21,031)	$31,647

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,858 and $1,472 for the three months ended March 31, 2023 and 2022, respectively, were included in depreciation and amortization expense. As of March 31, 2023, intangible assets of $5,359, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,732 and $2,095 during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, estimated amortization expense related to the Company’s intangible assets for the remainder of 2023 through 2028 and thereafter are as follows:

(In thousands)
Year	March 31, 2023
Remainder of 2023	6,033
2024	8,029
2025	6,863
2026	5,381
2027	3,755
2028 and thereafter	2,460
Total	$32,521

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2023 and December 31, 2022, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three months ended March 31, 2023 and 2022, and as of March 31, 2023, there was no accumulated goodwill impairment loss.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of March 31, 2023, the current and noncurrent portion unbilled accounts receivable of $733 and $757, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2022, the current and noncurrent portion unbilled accounts receivable of $923 and $464, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended March 31, 2023 and 2022, 75% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 23% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of March 31, 2023 and December 31, 2022, the balance of deferred revenue was $763 and $670, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2022, $283 was recognized into revenue during the three months ended March 31, 2023.

As of March 31, 2023, $10,614 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $5,904 of revenue will be recognized in the remainder of 2023, $3,858 in 2024, $708 in 2025, $136 in 2026, and $8 in 2027. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three months ended March 31, 2023 and 2022, the Company concluded that, due to a recent history of operating losses, a valuation allowance should be applied to reduce its deferred tax assets to the amount that is more likely than not to be realized.

The Company’s effective income tax rate was (4%) and 62% for the three months ended March 31, 2023 and 2022, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%, and the difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

The Company does not have any material unrecognized tax benefits as of March 31, 2023 and December 31, 2022.

7. Common stock and treasury stock

As of March 31, 2023 and December 31, 2022, the number of issued shares of common stock was 13,961,643 and 13,956,404, respectively, which included shares of treasury stock of 10,937 and 0, respectively. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 6,800 shares of common stock were issued as a result of the vesting of RSUs, of which, 1,561 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $31. The treasury stock of 1,561 shares was then retired during the three months ended March 31, 2023.
•
On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors. During the three months ended March 31, 2023, the Company repurchased 10,937 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $201.

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

As of March 31, 2023, there were 2,299,607 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended March 31, 2023 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	1,044,132	$20.64
Granted(1)	17,500	$19.16
Vested and delivered	(5,239)	$26.18
Withheld as treasury stock(2)	(1,561)	$25.08
Forfeited	(27,750)	$20.20
Unvested as of March 31, 2023	1,027,082	$20.59

(1)
During the three months ended March 31, 2023, the Company granted an aggregate of 17,500 RSUs to certain employees at grant date fair values ranging from $18.59 to $19.59 per share, with a vesting period of four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7, "Common stock and treasury stock," for details.

As of March 31, 2023, unrecognized share-based compensation expense associated with the granted RSUs amounted to $15,809, which is expected to be recognized over a remaining weighted average period of 2.3 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Sales and marketing expenses	$107	$47
General and administrative expenses	1,277	1,340
Share-based compensation expense	1,384	1,387
Capitalized in intangible assets	459	301
Total	$1,843	$1,688

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

For the three months ended March 31, 2023 and 2022, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2023	2022
Lease cost:
Operating lease costs	$168	$168
Other information:
Cash paid for operating leases	$190	$184

As of March 31, 2023, the weighted average remaining operating lease term was 1.6 years.

As of March 31, 2023, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2023
Remainder of 2023	575
2024	542
2025	77
Total maturities	$1,194
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$711
Noncurrent operating lease liabilities	413
Total operating lease liabilities	$1,124
Difference between the maturities and the present value of operating lease liabilities	$70

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,361 and $2,248 for the three months ended March 31, 2023 and 2022, respectively, under certain data licensing agreements. As of March 31, 2023, material capital commitments under certain data licensing agreements were $24,983, shown as follows:

(In thousands)
Year	March 31, 2023
Remainder of 2023	6,108
2024	7,548
2025	7,507
2026	3,820
Total	$24,983

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 8, 2023 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2023 and 2022, IDI had 7,256 and 6,592 billable customers and FOREWARN had 131,348 and 91,490 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended March 31, 2023 and 2022, 75% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 23% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:

•
Total revenue increased 15% to $14.6 million.
•
Gross profit increased 19% to $9.6 million. Gross margin increased to 66% from 64%.
•
Adjusted gross profit increased 20% to $11.4 million. Adjusted gross margin increased to 78% from 75%.
•
Net income increased 569% to $0.7 million, which resulted in $0.05 per basic and diluted share.
•
Adjusted EBITDA increased 15% to $3.7 million.
•
Net cash from operating activities decreased 37% to $1.5 million.
•
Cash and cash equivalents were $30.8 million as of March 31, 2023.

First Quarter and Recent Business Highlights

•
Added 235 customers to IDI during the first quarter, ending the quarter with 7,256 customers.

•
Added 14,388 users to FOREWARN during the first quarter, ending the quarter with 131,348 users. Over 255 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Launched redesigned corporate websites, www.redviolet.com, www.ididata.com, and www.forewarn.com, providing a more valuable user experience with modern design, improved functionality, easier navigation, and greater detail on the breadth and applicability of our identity solutions.
•
Purchased 44,766 shares of the Company’s common stock year to date through May 5, 2023, at an average price of $16.88 per share pursuant to the Company’s $5.0 million Stock Repurchase Program that was authorized on May 2, 2022. The Company has $3.4 million remaining under the Stock Repurchase Program.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and free cash flow ("FCF"). Adjusted EBITDA is a financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, net, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$716	$107
Interest income, net	(286)	(1)
Income tax (benefit) expense	(29)	175
Depreciation and amortization	1,916	1,534
Share-based compensation expense	1,384	1,387
Litigation costs	3	15
Write-off of long-lived assets and others	2	3
Adjusted EBITDA	$3,706	$3,220
Revenue	$14,626	$12,729

Net income margin	5%	1%
Adjusted EBITDA margin	25%	25%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue	$14,626	$12,729
Cost of revenue (exclusive of depreciation and amortization)	(3,179)	(3,170)
Depreciation and amortization of intangible assets	(1,858)	(1,472)
Gross profit	9,589	8,087
Depreciation and amortization of intangible assets	1,858	1,472
Adjusted gross profit	$11,447	$9,559

Gross margin	66%	64%
Adjusted gross margin	78%	75%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP measure, to FCF:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$1,531	$2,430
Less:
Purchase of property and equipment	(44)	(113)
Capitalized costs included in intangible assets	(2,273)	(1,794)
Free cash flow	$(786)	$523

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Revenue. Revenue increased $1.9 million or 15% to $14.6 million for the three months ended March 31, 2023 from $12.7 million for the three months ended March 31, 2022. Revenue from new customers increased $0.9 million or 84%, and base revenue from existing customers increased $1.4 million or 14%, while growth revenue from existing customers decreased $0.4 million or 18%. Our IDI billable customer base grew from 6,592 customers as of March 31, 2022 to 7,256 customers as of March 31, 2023, and our FOREWARN user base grew from 91,490 users to 131,348 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue remained consistent at $3.2 million for the three months ended March 31, 2023 and 2022. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 48% and 47% of our total data acquisition costs for the three months ended March 31, 2023 and 2022, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 22% for the three months ended March 31, 2023 from 25% for the three months ended March 31, 2022. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.5 million or 63% to $3.9 million for the three months ended March 31, 2023 from $2.4 million for the three months ended March 31, 2022. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended March 31, 2023 was primarily attributable to the increase of $0.7 million in salaries and benefits, and sales commissions, resulting from increased revenue, and $0.6 million in provision for bad debts.

General and administrative expenses. General and administrative expenses decreased $0.2 million or 2% to $5.2 million for the three months ended March 31, 2023 from $5.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.8 million and $2.5 million, share-based compensation expense of $1.3 million and $1.3 million, and professional fees of $0.6 million and $1.0 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million or 25% to $1.9 million for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022. The increase in depreciation and amortization for the three months ended March 31, 2023 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after March 31, 2022.

Interest income, net. Interest income of $0.3 million for the three months ended March 31, 2023 was primarily due to interest income earned on investments in certain money market funds. There was no significant interest income, net for the three months ended March 31, 2022.

Income before income taxes. Income before income taxes was $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase in income before income taxes for the three months ended March 31, 2023 was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and increase in interest income, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.0 million, provision for bad debts of $0.6 million, and depreciation and amortization of $0.4 million.

Income taxes. Income tax benefit of $0.03 million and income tax expense of $0.2 million was recognized for the three months ended March 31, 2023 and 2022, respectively. A valuation allowance on the deferred tax assets was recognized as of March 31, 2023 and 2022, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income Taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $0.7 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022, as a result of the foregoing.

Effect of Inflation

We believe that the persistent inflationary pressure throughout 2022 and up to March 31, 2023 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending over the last several months, which have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the three months ended March 31, 2022, net cash provided by operating activities was $1.5 million, primarily the result of the net income of $0.7 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax (benefit) expense) totaling $4.1 million, and the cash used as a result of changes in assets and liabilities of $3.3 million, primarily the result of the increase in accounts receivable, prepaid expenses and other current assets and other noncurrent assets, and the decrease in accrued expenses and other current liabilities, and operating lease liabilities. For the three months ended March 31, 2022, net cash provided by operating activities was $2.4 million, primarily the result of the net income of $0.1 million, adjusted for certain non-cash items, as mentioned above, totaling $3.3 million, and the cash used as a result of changes in assets and liabilities of $0.9 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in deferred revenue and operating lease liabilities, which was offset by the increase in accounts payable.

Cash flows used in investing activities. For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $2.3 million and $1.9 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the three months ended March 31, 2023, net cash used in financing activities was $0.2 million, mainly the result of $0.2 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the board of directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. There were no significant financing activities for the three months ended March 31, 2022.

As of March 31, 2023, we had material commitments under certain data licensing agreements of $25.0 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $0.7 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had a total shareholders’ equity balance of $73.4 million.

As of March 31, 2023, we had cash and cash equivalents of approximately $30.8 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

Subject to revenue growth and our ability to generate positive cash flow, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended March 31, 2023 pursuant to the Stock Repurchase Program:

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	-	$-	-	$4,123,914
February 1, 2023 - February 28, 2023	-	$-	-	$4,123,914
March 1, 2023 - March 31, 2023	10,937	$18.34	10,937	$3,923,311
Total	10,937	$18.34	10,937

(1)
From April 1, 2023 to April 30, 2023, the Company purchased an additional 21,430 shares at an average price of $16.20 per share pursuant to the Stock Repurchase Program.
(2)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the Company's board of directors authorized the repurchase of up to $5.0 million of the Company's common stock pursuant to the Stock Repurchase Program. The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 8, 2023, the Company and each of Derek Dubner, Chief Executive Officer, James Reilly, President, Daniel MacLachlan, Chief Financial Officer, and Jeffrey Dell, Chief Information Officer, entered into an amendment to their respective employment agreements which extended the term expiration date by three years, from March 26, 2024, to March 26, 2027.

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

May 9, 2023		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)