Form 10-Q
period 2023-06-30
Red Violet, Inc.
filed 2023-08-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 3, 2023, the registrant had 13,913,491 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$31,368	$31,810
Accounts receivable, net of allowance for doubtful accounts of $86 and $60 as of June 30, 2023 and December 31, 2022, respectively	6,556	5,535
Prepaid expenses and other current assets	1,325	771
Total current assets	39,249	38,116
Property and equipment, net	640	709
Intangible assets, net	33,175	31,647
Goodwill	5,227	5,227
Right-of-use assets	821	1,114
Other noncurrent assets	765	601
Total assets	$79,877	$77,414
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,694	$2,229
Accrued expenses and other current liabilities	424	1,845
Current portion of operating lease liabilities	731	692
Deferred revenue	627	670
Total current liabilities	3,476	5,436
Noncurrent operating lease liabilities	222	598
Deferred tax liabilities	411	287
Total liabilities	4,109	6,321
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2023 and December 31, 2022	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,911,691 and 13,956,404 shares issued, and 13,908,953 and 13,956,404 shares outstanding, as of June 30, 2023 and December 31, 2022	14	14
Treasury stock, at cost, 2,738 and 0 shares as of June 30, 2023 and December 31, 2022	(52)	-
Additional paid-in capital	95,104	92,481
Accumulated deficit	(19,298)	(21,402)
Total shareholders' equity	75,768	71,093
Total liabilities and shareholders' equity	$79,877	$77,414

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$14,680	$12,494	$29,306	$25,223
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,240	2,920	6,419	6,090
Sales and marketing expenses	3,078	2,822	6,967	5,213
General and administrative expenses	5,075	5,300	10,316	10,653
Depreciation and amortization	2,054	1,613	3,970	3,147
Total costs and expenses	13,447	12,655	27,672	25,103
Income (loss) from operations	1,233	(161)	1,634	120
Interest income, net	315	-	601	1
Income (loss) before income taxes	1,548	(161)	2,235	121
Income tax expense	160	44	131	219
Net income (loss)	$1,388	$(205)	$2,104	$(98)
Earnings (loss) per share:
Basic	$0.10	$(0.01)	$0.15	$(0.01)
Diluted	$0.10	$(0.01)	$0.15	$(0.01)
Weighted average number of shares outstanding:
Basic	13,961,862	13,776,479	13,979,411	13,660,686
Diluted	14,172,024	13,776,479	14,180,614	13,660,686

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2022	13,523,067	$14	-	$-	$93,115	$(21,911)	$71,218
Vesting of restricted stock units	285,760	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(106,031)	(2,765)	-	-	(2,765)
Common stock repurchased	-	-	(7,031)	(134)	-	-	(134)
Retirement of treasury stock	(106,031)	-	106,031	2,765	(2,765)		-
Share-based compensation	-	-	-	-	1,828	-	1,828
Net loss	-	-	-	-	-	(205)	(205)
Balance at June 30, 2022	13,702,796	$14	(7,031)	$(134)	$92,178	$(22,116)	$69,942

Balance at March 31, 2023	13,961,643	$14	(10,937)	$(201)	$94,293	$(20,686)	$73,420
Vesting of restricted stock units	3,400	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(1,072)	(19)	-	-	(19)
Common stock repurchased	-	-	(44,081)	(739)	-	-	(739)
Retirement of treasury stock	(53,352)	-	53,352	907	(907)	-	-
Share-based compensation	-	-	-	-	1,718	-	1,718
Net income	-	-	-	-	-	1,388	1,388
Balance at June 30, 2023	13,911,691	$14	(2,738)	$(52)	$95,104	$(19,298)	$75,768

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	320,510	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(106,254)	(2,771)	-	-	(2,771)
Common stock repurchased	-	-	(7,031)	(134)	-	-	(134)
Retirement of treasury stock	(106,254)	-	106,254	2,771	(2,771)	-	-
Share-based compensation	-	-	-	-	3,516	-	3,516
Net loss	-	-	-	-	-	(98)	(98)
Balance at June 30, 2022	13,702,796	$14	(7,031)	$(134)	$92,178	$(22,116)	$69,942

Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	10,200	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(2,633)	(50)	-	-	(50)
Common stock repurchased	-	-	(55,018)	(940)	-	-	(940)
Retirement of treasury stock	(54,913)	-	54,913	938	(938)	-	-
Share-based compensation	-	-	-	-	3,561	-	3,561
Net income	-	-	-	-	-	2,104	2,104
Balance at June 30, 2023	13,911,691	$14	(2,738)	$(52)	$95,104	$(19,298)	$75,768

See notes to condensed consolidated financial statements

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,104	$(98)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,970	3,147
Share-based compensation expense	2,689	2,793
Write-off of long-lived assets	3	3
Provision for bad debts	789	61
Noncash lease expenses	293	267
Deferred income tax expense	124	197
Changes in assets and liabilities:
Accounts receivable	(1,810)	(482)
Prepaid expenses and other current assets	(554)	(354)
Other noncurrent assets	(164)	-
Accounts payable	(535)	(157)
Accrued expenses and other current liabilities	(1,451)	97
Deferred revenue	(43)	(219)
Operating lease liabilities	(337)	(300)
Net cash provided by operating activities	5,078	4,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51)	(221)
Capitalized costs included in intangible assets	(4,509)	(3,893)
Net cash used in investing activities	(4,560)	(4,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(50)	(2,771)
Repurchases of common stock	(910)	-
Net cash used in financing activities	(960)	(2,771)
Net decrease in cash and cash equivalents	$(442)	$(1,930)
Cash and cash equivalents at beginning of period	31,810	34,258
Cash and cash equivalents at end of period	$31,368	$32,328
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$22	$-
Share-based compensation capitalized in intangible assets	$872	$723
Retirement of treasury stock	$938	$2,771

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,388	$(205)	$2,104	$(98)
Denominator:
Weighted average shares outstanding:
Basic	13,961,862	13,776,479	13,979,411	13,660,686
Diluted(1)	14,172,024	13,776,479	14,180,614	13,660,686
Earnings (loss) per share:
Basic	$0.10	$(0.01)	$0.15	$(0.01)
Diluted	$0.10	$(0.01)	$0.15	$(0.01)

(1)
For the three and six months ended June 30, 2023, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs"). For the three and six months ended June 30, 2022, a total of 1,070,368 unvested RSUs have been excluded from the diluted loss per share, as the impact is anti-dilutive.

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2023			December 31, 2022
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$58,059	$(24,884)	$33,175	$52,678	$(21,031)	$31,647

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $1,995 and $1,551 for the three months ended June 30, 2023 and 2022, respectively, and $3,853 and $3,023 for the six months ended June 30, 2023 and 2022, respectively, were included in depreciation and amortization expense. As of June 30, 2023, intangible assets of $4,956, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,649 and $2,521 during the three months ended June 30, 2023 and 2022, respectively, and $5,381 and $4,616 during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, estimated amortization expense related to the Company’s intangible assets for the remainder of 2023 through 2028 and thereafter are as follows:

(In thousands)
Year	June 30, 2023
Remainder of 2023	4,107
2024	8,462
2025	7,296
2026	5,843
2027	4,228
2028 and thereafter	3,239
Total	$33,175

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2023 and December 31, 2022, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023, there was no accumulated goodwill impairment loss.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of June 30, 2023, the current and noncurrent portion unbilled accounts receivable of $746 and $628, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2022, the current and noncurrent portion unbilled accounts receivable of $923 and $464, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheet. The Company's revenue arrangements do not contain significant financing components.

For the three months ended June 30, 2023 and 2022, 79% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 20% attributable to transactional customers, respectively. For the six months ended June 30, 2023 and 2022, 77% and 78% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 22% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of June 30, 2023 and December 31, 2022, the balance of deferred revenue was $627 and $670, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2022, $117 and $400 was recognized into revenue during the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, $10,126 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $4,217 of revenue will be recognized in the remainder of 2023, $4,487 in 2024, $1,096 in 2025, $276 in 2026, and $50 in 2027. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. For the three months ended June 30, 2023 and 2022, the Company concluded that, due to a recent history of operating losses, a valuation allowance should be applied to reduce its deferred tax assets to the amount that is more likely than not to be realized.

The Company’s effective income tax rate was 10% and (27%) for the three months ended June 30, 2023 and 2022, respectively, and 6% and 181% for the six months ended June 30, 2023 and 2022, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%. The difference is primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

The Company does not have any material unrecognized tax benefits as of June 30, 2023 and December 31, 2022.

7. Common stock and treasury stock

As of June 30, 2023 and December 31, 2022, the number of issued shares of common stock was 13,911,691 and 13,956,404, respectively, which included shares of treasury stock of 2,738 and 0, respectively. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 10,200 shares of common stock were issued as a result of the vesting of RSUs, of which, 2,633 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $50. Related treasury stock of 2,633 shares was then retired during the six months ended June 30, 2023.
•
On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors. During the six months ended June 30, 2023, the Company repurchased 55,018 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $940. Related treasury stock of 52,280 shares was retired during the six months ended June 30, 2023.

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

As of June 30, 2023, there were 2,340,668 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended June 30, 2023 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	1,044,132	$20.64
Granted(1)	22,500	$18.50
Vested and delivered	(7,567)	$25.39
Withheld as treasury stock(2)	(2,633)	$24.54
Forfeited	(73,811)	$22.01
Unvested as of June 30, 2023	982,621	$20.28

(1)
During the six months ended June 30, 2023, the Company granted an aggregate of 22,500 RSUs to certain employees at grant date fair values ranging from $16.17 to $19.59 per share, with a vesting period ranging from three to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7, "Common stock and treasury stock," for details.

As of June 30, 2023, unrecognized share-based compensation expense associated with the granted RSUs amounted to $13,112, which is expected to be recognized over a remaining weighted average period of 2.2 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Sales and marketing expenses	$125	$108	$232	$155
General and administrative expenses	1,180	1,298	2,457	2,638
Share-based compensation expense	1,305	1,406	2,689	2,793
Capitalized in intangible assets	413	422	872	723
Total	$1,718	$1,828	$3,561	$3,516

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

For the three and six months ended June 30, 2023 and 2022, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Lease cost:
Operating lease costs	$168	$168	$336	$336
Other information:
Cash paid for operating leases	$191	$185	$381	$369

As of June 30, 2023, the weighted average remaining operating lease term was 1.4 years.

As of June 30, 2023, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2023
Remainder of 2023	384
2024	542
2025	77
Total maturities	$1,003
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$731
Noncurrent operating lease liabilities	222
Total operating lease liabilities	$953
Difference between the maturities and the present value of operating lease liabilities	$50

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,358 and $2,252 for the three months ended June 30, 2023 and 2022, respectively, and $4,719 and $4,500 for the six months ended June 30, 2023 and 2022, under certain data licensing agreements. As of June 30, 2023, material capital commitments under certain data licensing agreements were $24,528, shown as follows:

(In thousands)
Year	June 30, 2023
Remainder of 2023	4,726
2024	8,150
2025	7,702
2026	3,950
Total	$24,528

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 8, 2023 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2023 and 2022, IDI had 7,497 and 6,817 billable customers and FOREWARN had 146,537 and 101,261 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended June 30, 2023 and 2022, 79% and 80% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 20% attributable to transactional customers, respectively. For the six months ended June 30, 2023 and 2022, 77% and 78% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 22% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2023, as compared to the three months ended June 30, 2022:

•
Total revenue increased 17% to $14.7 million.
•
Gross profit increased 18% to $9.4 million. Gross margin remained consistent at 64%.
•
Adjusted gross profit increased 19% to $11.4 million. Adjusted gross margin increased to 78% from 77%.
•
Net income was $1.4 million compared to a net loss of $0.2 million, which resulted in earnings of $0.10 per basic and diluted share. Net income margin increased to 9% from a net loss margin of (2%).
•
Adjusted EBITDA increased 58% to $4.6 million. Adjusted EBITDA margin increased to 32% from 23%.
•
Net cash from operating activities increased 40% to $3.5 million.
•
Cash and cash equivalents were $31.4 million as of June 30, 2023.

Second Quarter and Recent Business Highlights

•
Added 241 customers to IDI during the second quarter, ending the quarter with 7,497 customers.
•
Added 15,189 users to FOREWARN during the second quarter, ending the quarter with 146,537 users. Over 285 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Purchased 55,018 shares of the Company’s common stock during the six months ended June 30, 2023, at an average price of $17.04 per share pursuant to the Company’s $5.0 million Stock Repurchase Program that was authorized on May 2, 2022. The Company has $3.2 million remaining under the Stock Repurchase Program.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted gross profit, adjusted gross margin and free cash flow ("FCF"). Adjusted EBITDA is a financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, excluding interest income, net, income tax expense, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others, as noted in the tables below. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$1,388	$(205)	$2,104	$(98)
Interest income, net	(315)	-	(601)	(1)
Income tax expense	160	44	131	219
Depreciation and amortization	2,054	1,613	3,970	3,147
Share-based compensation expense	1,305	1,406	2,689	2,793
Litigation costs	45	76	48	91
Write-off of long-lived assets and others	-	-	2	3
Adjusted EBITDA	$4,637	$2,934	$8,343	$6,154
Revenue	$14,680	$12,494	$29,306	$25,223

Net income (loss) margin	9%	(2%)	7%	(0%)
Adjusted EBITDA margin	32%	23%	28%	24%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue	$14,680	$12,494	$29,306	$25,223
Cost of revenue (exclusive of depreciation and amortization)	(3,240)	(2,920)	(6,419)	(6,090)
Depreciation and amortization of intangible assets	(1,995)	(1,551)	(3,853)	(3,023)
Gross profit	9,445	8,023	19,034	16,110
Depreciation and amortization of intangible assets	1,995	1,551	3,853	3,023
Adjusted gross profit	$11,440	$9,574	$22,887	$19,133

Gross margin	64%	64%	65%	64%
Adjusted gross margin	78%	77%	78%	76%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP measure, to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$3,547	$2,525	$5,078	$4,955
Less:
Purchase of property and equipment	(7)	(108)	(51)	(221)
Capitalized costs included in intangible assets	(2,236)	(2,099)	(4,509)	(3,893)
Free cash flow	$1,304	$318	$518	$841

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Revenue. Revenue increased $2.2 million or 17% to $14.7 million for the three months ended June 30, 2023 from $12.5 million for the three months ended June 30, 2022. Revenue from new customers increased $0.3 million or 42%, base revenue from existing customers increased $1.6 million or 15%, and growth revenue from existing customers increased $0.3 million or 20%. Our IDI billable customer base grew from 6,817 customers as of June 30, 2022 to 7,497 customers as of June 30, 2023, and our FOREWARN user base grew from 101,261 users to 146,537 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.3 million or 11% to $3.2 million for the three months ended June 30, 2023 from $2.9 million for the three months ended June 30, 2022. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 48% of our total data acquisition costs for the three months ended June 30, 2023 and 2022. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 22% for the three months ended June 30, 2023 from 23% for the three months ended June 30, 2022. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.3 million or 9% to $3.1 million for the three months ended June 30, 2023 from $2.8 million for the three months ended June 30, 2022. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended June 30, 2023 was primarily attributable to the increase of $0.1 million in salaries and benefits, and $0.1 million in provision for bad debts.

General and administrative expenses. General and administrative expenses decreased $0.2 million or 4% to $5.1 million for the three months ended June 30, 2023 from $5.3 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.6 million and $2.5 million, respectively, share-based compensation expense of $1.2 million and $1.3 million, respectively, and professional fees of $0.8 million and $0.9 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million or 27% to $2.1 million for the three months ended June 30, 2023 from $1.6 million for the three months ended June 30, 2022. The increase in depreciation and amortization for the three months ended June 30, 2023 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2022.

Interest income, net. Interest income of $0.3 million for the three months ended June 30, 2023 was primarily due to interest income earned on investments in certain money market funds. There was no interest income for the three months ended June 30, 2022.

Income (loss) before income taxes. Income before income taxes was $1.5 million for the three months ended June 30, 2023 compared to a loss of $0.2 million for the three months ended June 30, 2022. The change was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and increase in interest income, which was partially offset by the increase in depreciation and amortization of $0.5 million.

Income taxes. Income tax expense of $0.2 million and $0.04 million was recognized for the three months ended June 30, 2023 and 2022, respectively. A valuation allowance on the deferred tax assets was recognized as of June 30, 2023 and 2022, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income (loss). Net income was $1.4 million for the three months ended June 30, 2023 compared to a net loss of $0.2 million for the three months ended June 30, 2022, as a result of the foregoing.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenue. Revenue increased $4.1 million or 16% to $29.3 million for the six months ended June 30, 2023 from $25.2 million for the six months ended June 30, 2022. Revenue from new customers increased $1.2 million or 66%, and base revenue from existing customers increased $2.9 million or 15%, while growth revenue from existing customers remained consistent. Our IDI billable customer base grew from 6,817 customers as of June 30, 2022 to 7,497 customers as of June 30, 2023, and our FOREWARN user base grew from 101,261 users to 146,537 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.3 million or 5% to $6.4 million for the six months ended June 30, 2023 from $6.1 million for the six months ended June 30, 2022. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 48% of our total data acquisition costs for the six months ended June 30, 2023 and 2022. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 22% for the six months ended June 30, 2023 from 24% for the six months ended June 30, 2022. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.8 million or 34% to $7.0 million for the six months ended June 30, 2023 from $5.2 million for the six months ended June 30, 2022. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the six months ended June 30, 2023 was primarily attributable to the increase of $0.7 million in salaries and benefits, and sales commissions, resulting from increased revenue, and $0.7 million in provision for bad debts.

General and administrative expenses. General and administrative expenses decreased $0.4 million or 3% to $10.3 million for the six months ended June 30, 2023 from $10.7 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, our general and administrative expenses consisted primarily of employee salaries and benefits of $5.3 million and $5.0 million, respectively, share-based compensation expense of $2.5 million and $2.6 million, respectively, and professional fees of $1.4 million and $1.8 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.9 million or 26% to $4.0 million for the six months ended June 30, 2023 from $3.1 million for the six months ended June 30, 2022. The increase in depreciation and amortization for the six months ended June 30, 2023 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2022.

Interest income, net. Interest income of $0.6 million for the six months ended June 30, 2023 was primarily due to interest income earned on investments in certain money market funds. There was no significant interest income, net for the six months ended June 30, 2022.

Income before income taxes. Income before income taxes was $2.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in income before income taxes for the six months ended June 30, 2023 was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and increase in interest income, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.0 million, provision for bad debts of $0.7 million, and depreciation and amortization of $0.9 million.

Income taxes. Income tax expense of $0.1 million and $0.2 million was recognized for the six months ended June 30, 2023 and 2022, respectively. A valuation allowance on the deferred tax assets was recognized as of June 30, 2023 and 2022, to reduce the deferred tax assets to the amount that is more likely than not to be realized. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income (loss). Net income was $2.1 million for the six months ended June 30, 2023 compared to a net loss of $0.1 million for the six months ended June 30, 2022, as a result of the foregoing.

Effect of Inflation

We believe that the persistent inflationary pressure throughout 2022 and up to June 30, 2023 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending over the last several months, which have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the six months ended June 30, 2023, net cash provided by operating activities was $5.1 million, primarily the result of the net income of $2.1 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $7.9 million, and the cash used as a result of changes in assets and liabilities of $4.9 million, primarily the result of the increase in accounts receivable, prepaid expenses and other current assets and other noncurrent assets, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities. For the six months ended June 30, 2022, net cash provided by operating activities was $5.0 million, primarily the result of the net loss of $0.1 million, adjusted for certain non-cash items (consisting primarily of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $6.5 million, and the cash used as a result of changes in assets and liabilities of $1.4 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable, deferred revenue and operating lease liabilities.

Cash flows used in investing activities. For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $4.6 million and $4.1 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the six months ended June 30, 2023, net cash used in financing activities was $1.0 million, mainly the result of $0.9 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the board of directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. For the six months ended June 30, 2022, net cash used in financing activities was $2.8 million, resulting from the taxes paid related to the net share settlement of vesting of RSUs.

As of June 30, 2023, we had material commitments under certain data licensing agreements of $24.5 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $1.4 million and a net loss of $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and net income of $2.1 million and a net loss of $0.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had a total shareholders’ equity balance of $75.8 million.

As of June 30, 2023, we had cash and cash equivalents of approximately $31.4 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

Subject to revenue growth and our ability to generate positive cash flow, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended June 30, 2023 pursuant to the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2023 - April 30, 2023	21,430	$16.20	21,430	$3,576,251
May 1, 2023 - May 31, 2023	19,913	$16.99	19,913	$3,237,993
June 1, 2023 - June 30, 2023	2,738	$18.78	2,738	$3,186,560
Total	44,081	$16.71	44,081

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Derek Dubner.					X
10.2+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and James Reilly.					X
10.3+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Daniel MacLachlan.					X
10.4+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Jeffrey Dell.					X
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

* This certification is deemed furnished and not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2023		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)