Form 10-Q
period 2023-09-30
Red Violet, Inc.
filed 2023-11-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, the registrant had 13,939,405 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$34,210	$31,810
Accounts receivable, net of allowance for doubtful accounts of $109 and $60 as of September 30, 2023 and December 31, 2022, respectively	6,805	5,535
Prepaid expenses and other current assets	1,178	771
Total current assets	42,193	38,116
Property and equipment, net	627	709
Intangible assets, net	33,992	31,647
Goodwill	5,227	5,227
Right-of-use assets	2,589	1,114
Deferred tax assets	10,021	-
Other noncurrent assets	627	601
Total assets	$95,276	$77,414
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,989	$2,229
Accrued expenses and other current liabilities	372	1,845
Current portion of operating lease liabilities	548	692
Deferred revenue	527	670
Total current liabilities	3,436	5,436
Noncurrent operating lease liabilities	2,149	598
Deferred tax liabilities	-	287
Total liabilities	5,585	6,321
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2023 and December 31, 2022	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,920,370 and 13,956,404 shares issued, and 13,912,390 and 13,956,404 shares outstanding, as of September 30, 2023 and December 31, 2022	14	14
Treasury stock, at cost, 7,980 and 0 shares as of September 30, 2023 and December 31, 2022	(168)	-
Additional paid-in capital	96,648	92,481
Accumulated deficit	(6,803)	(21,402)
Total shareholders' equity	89,691	71,093
Total liabilities and shareholders' equity	$95,276	$77,414

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$15,837	$15,026	$45,143	$40,249
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,313	3,067	9,732	9,157
Sales and marketing expenses	3,365	2,623	10,332	7,836
General and administrative expenses	5,223	5,465	15,539	16,118
Depreciation and amortization	2,171	1,713	6,141	4,860
Total costs and expenses	14,072	12,868	41,744	37,971
Income from operations	1,765	2,158	3,399	2,278
Interest income, net	346	125	947	126
Income before income taxes	2,111	2,283	4,346	2,404
Income tax (benefit) expense	(10,384)	25	(10,253)	244
Net income	$12,495	$2,258	$14,599	$2,160
Earnings per share:
Basic	$0.90	$0.16	$1.05	$0.16
Diluted	$0.87	$0.16	$1.03	$0.16
Weighted average number of shares outstanding:
Basic	13,952,426	13,748,587	13,970,317	13,690,309
Diluted	14,329,878	13,764,262	14,207,673	13,872,596

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at June 30, 2022	13,702,796	$14	(7,031)	$(134)	$92,178	$(22,116)	$69,942
Vesting of restricted stock units	285,389	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(93,779)	(1,539)	-	-	(1,539)
Common stock repurchased	-	-	(13,969)	(249)	-	-	(249)
Retirement of treasury stock	(113,779)	-	113,779	1,904	(1,904)	-	-
Share-based compensation	-	-	-	-	1,743	-	1,743
Net income	-	-	-	-	-	2,258	2,258
Balance at September 30, 2022	13,874,406	$14	(1,000)	$(18)	$92,017	$(19,858)	$72,155

Balance at June 30, 2023	13,911,691	$14	(2,738)	$(52)	$95,104	$(19,298)	$75,768
Vesting of restricted stock units	25,693	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(7,237)	(147)	-	-	(147)
Common stock repurchased	-	-	(15,019)	(311)	-	-	(311)
Retirement of treasury stock	(17,014)	-	17,014	342	(342)	-	-
Share-based compensation	-	-	-	-	1,886	-	1,886
Net income	-	-	-	-	-	12,495	12,495
Balance at September 30, 2023	13,920,370	$14	(7,980)	$(168)	$96,648	$(6,803)	$89,691

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	605,899	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(200,033)	(4,310)	-	-	(4,310)
Common stock repurchased	-	-	(21,000)	(383)	-	-	(383)
Retirement of treasury stock	(220,033)	-	220,033	4,675	(4,675)	-	-
Share-based compensation	-	-	-	-	5,259	-	5,259
Net income	-	-	-	-	-	2,160	2,160
Balance at September 30, 2022	13,874,406	$14	(1,000)	$(18)	$92,017	$(19,858)	$72,155

Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	35,893	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(9,870)	(197)	-	-	(197)
Common stock repurchased	-	-	(70,037)	(1,251)	-	-	(1,251)
Retirement of treasury stock	(71,927)	-	71,927	1,280	(1,280)	-	-
Share-based compensation	-	-	-	-	5,447	-	5,447
Net income	-	-	-	-	-	14,599	14,599
Balance at September 30, 2023	13,920,370	$14	(7,980)	$(168)	$96,648	$(6,803)	$89,691

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,599	$2,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,141	4,860
Share-based compensation expense	4,058	4,066
Write-off of long-lived assets	4	6
Provision for bad debts	913	96
Noncash lease expenses	444	406
Deferred income tax (benefit) expense	(10,308)	207
Changes in assets and liabilities:
Accounts receivable	(2,183)	(2,833)
Prepaid expenses and other current assets	(407)	(250)
Other noncurrent assets	(26)	-
Accounts payable	(240)	(9)
Accrued expenses and other current liabilities	(1,473)	149
Deferred revenue	(143)	(302)
Operating lease liabilities	(512)	(456)
Net cash provided by operating activities	10,867	8,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(98)	(271)
Capitalized costs included in intangible assets	(6,921)	(6,139)
Net cash used in investing activities	(7,019)	(6,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(197)	(4,310)
Repurchases of common stock	(1,251)	(365)
Net cash used in financing activities	(1,448)	(4,675)
Net increase (decrease) in cash and cash equivalents	$2,400	$(2,985)
Cash and cash equivalents at beginning of period	31,810	34,258
Cash and cash equivalents at end of period	$34,210	$31,273
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$55	$37
Share-based compensation capitalized in intangible assets	$1,389	$1,193
Retirement of treasury stock	$1,280	$4,675
Right-of -use assets obtained in exchange of operating lease liabilities	$1,919	$-
Operating lease liabilities arising from obtaining right-of-use assets	$1,919	$-

See notes to condensed consolidated financial statements.

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023 (“Form 10-K”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income	$12,495	$2,258	$14,599	$2,160
Denominator:
Weighted average shares outstanding:
Basic	13,952,426	13,748,587	13,970,317	13,690,309
Diluted(1)	14,329,878	13,764,262	14,207,673	13,872,596
Earnings per share:
Basic	$0.90	$0.16	$1.05	$0.16
Diluted	$0.87	$0.16	$1.03	$0.16

(1)
For the three and nine months ended September 30, 2023 and 2022, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2023			December 31, 2022
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$60,988	$(26,996)	$33,992	$52,678	$(21,031)	$31,647

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $2,112 and $1,659 for the three months ended September 30, 2023 and 2022, respectively, and $5,965 and $4,682 for the nine months ended September 30, 2023 and 2022, respectively, were included in depreciation and amortization expense. As of September 30, 2023, intangible assets of $5,370, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,929 and $2,716 during the three months ended September 30, 2023 and 2022, respectively, and $8,310 and $7,332 during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, estimated amortization expense related to the Company’s intangible assets for the remainder of 2023 through 2028 and thereafter are as follows:

(In thousands)
Year	September 30, 2023
Remainder of 2023	2,168
2024	9,002
2025	7,836
2026	6,383
2027	4,767
2028 and thereafter	3,836
Total	$33,992

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2023 and December 31, 2022, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023, there was no accumulated goodwill impairment loss.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of September 30, 2023, the current and noncurrent portion unbilled accounts receivable of $778 and $481, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2022, the current and noncurrent portion unbilled accounts receivable of $923 and $464, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheet. The Company's revenue arrangements do not contain significant financing components.

For the three months ended September 30, 2023 and 2022, 79% and 68% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 32% attributable to transactional customers, respectively. For the nine months ended September 30, 2023 and 2022, 78% and 74% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 26% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of September 30, 2023 and December 31, 2022, the balance of deferred revenue was $527 and $670, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2022, $102 and $502 was recognized into revenue during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, $11,823 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $2,367 of revenue will be recognized in the remainder of 2023, $6,063 in 2024, $2,237 in 2025, $850 in 2026, and $306 in 2027. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. During the three months ended September 30, 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income and the reversal of taxable temporary differences, the realization of the deferred tax assets as of September 30, 2023 is more likely than not.

The Company’s effective income tax rate was (492%) and 1% for the three months ended September 30, 2023 and 2022, respectively, and (236%) and 10% for the nine months ended September 30, 2023 and 2022, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%. The difference is primarily the result of the release of the valuation allowance, recognition of credit for increasing research activities, state income taxes and permanent differences.

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

The Company does not have any material unrecognized tax benefits as of September 30, 2023 and December 31, 2022.

7. Common stock and treasury stock

As of September 30, 2023 and December 31, 2022, the number of issued shares of common stock was 13,920,370 and 13,956,404, respectively, which included shares of treasury stock of 7,980 and 0, respectively. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 35,893 shares of common stock were issued as a result of the vesting of RSUs, of which, 9,870 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $197. Related treasury stock of 9,870 shares was then retired during the nine months ended September 30, 2023.
•
On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time (the “Stock Repurchase Program”). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended or terminated at any time and for any reason at the discretion of the board of directors. During the nine months ended September 30, 2023, the Company repurchased 70,037 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $1,251. Related treasury stock of 62,057 shares, with a cost of $1,083, was retired during the nine months ended September 30, 2023, which resulted in a treasury stock balance of $168 as of September 30, 2023.

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

As of September 30, 2023, there were 2,331,868 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended September 30, 2023 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	1,044,132	$20.64
Granted(1)	36,000	$19.22
Vested and delivered	(26,023)	$18.94
Withheld as treasury stock(2)	(9,870)	$18.15
Forfeited	(78,511)	$22.01
Unvested as of September 30, 2023	965,728	$20.39

(1)
In September 2023, the Company granted 12,000 RSUs, subject to performance-based requirements, to one non-executive employee at a grant date fair value of $20.39 per share. Such RSU grant shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to December 31, 2023, the achievement date deadline. No amortization of share-based compensation expense has been recognized for these RSUs, because, as of September 30, 2023, the Company determined that it is not probable that such performance criteria will be met. In addition to the 12,000 RSUs discussed above, the Company granted, during the nine months ended September 30, 2023, an aggregate of 24,000 RSUs to certain employees at grant date fair values ranging from $16.17 to $20.77 per share, with a vesting period ranging from three to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7, "Common stock and treasury stock," for details.

As of September 30, 2023, unrecognized share-based compensation expense associated with the granted RSUs amounted to $11,402, which is expected to be recognized over a remaining weighted average period of 2.0 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Sales and marketing expenses	$116	$92	$348	$247
General and administrative expenses	1,253	1,181	3,710	3,819
Share-based compensation expense	1,369	1,273	4,058	4,066
Capitalized in intangible assets	517	470	1,389	1,193
Total	$1,886	$1,743	$5,447	$5,259

9. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable 89-month operating lease agreement as amended and effective in January 2017, with an option to extend for an additional 60 months. On September 20, 2023, the Company entered into an amendment to the corporate headquarters lease agreement to exercise the extension option for an additional 60 months up to June 30, 2029 (the "Amended Lease"), with an option to further extend for an additional 60 months. The Company also leases an additional office space of 6,003 rentable square feet in accordance with a non-cancellable 90-month operating lease agreement entered into in April 2017, with an option to extend for an additional 60 months. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised.

For the three and nine months ended September 30, 2023 and 2022, a summary of the Company’s lease information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Lease cost:
Operating lease costs	$168	$168	$504	$504
Other information:
Cash paid for operating leases	$192	$186	$573	$555
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$1,919	$-	$1,919	$-
Weighted average discount rate for operating leases(2)	10%	-	10%	-

(1)
The Amended Lease resulted in an addition of $1,919 to right-of-use assets and operating lease liabilities, as of September 20, 2023 (the "Remeasurement Date").

(2)
The Company used 10.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the Amended Lease to determine the present value of the lease payments because the implicit rate in each lease is not readily determinable. The discount rate was calculated on the basis of information available as of the Remeasurement Date.

As of September 30, 2023, the weighted average remaining operating lease term was 5.1 years.

As of September 30, 2023, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2023
Remainder of 2023	192
2024	790
2025	580
2026	519
2027	535
2028 and thereafter	830
Total maturities	$3,446
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$548
Noncurrent operating lease liabilities	2,149
Total operating lease liabilities	$2,697
Difference between the maturities and the present value of operating lease liabilities	$749

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,367 and $2,332 for the three months ended September 30, 2023 and 2022, respectively, and $7,086 and $6,832 for the nine months ended September 30, 2023 and 2022, respectively, under certain data licensing agreements. As of September 30, 2023, material capital commitments under certain data licensing agreements were $22,141, shown as follows:

(In thousands)
Year	September 30, 2023
Remainder of 2023	2,339
2024	8,150
2025	7,702
2026	3,950
Total	$22,141

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

While our platform powers many diverse solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the risk management industry in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges including due diligence, risk mitigation, identity authentication and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, collections, law firms, retail, telecommunication companies, corporate security and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2023 and 2022, IDI had 7,769 and 6,873 billable customers and FOREWARN had 168,356 and 110,051 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended September 30, 2023 and 2022, 79% and 68% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 32% attributable to transactional customers, respectively. For the nine months ended September 30, 2023 and 2022, 78% and 74% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 26% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2023, as compared to the three months ended September 30, 2022:

•
Total revenue increased 5% to $15.8 million.
•
Gross profit increased 1% to $10.4 million. Gross margin decreased to 66% from 69%.
•
Adjusted gross profit increased 5% to $12.5 million. Adjusted gross margin decreased to 79% from 80%.
•
Net income increased 453% to $12.5 million, which resulted in earnings of $0.90 and $0.87 per basic and diluted share, respectively. Net income margin increased to 79% from 15%.
•
Adjusted EBITDA increased 3% to $5.4 million. Adjusted EBITDA margin decreased to 34% from 35%.
•
Net cash provided by operating activities increased 84% to $5.8 million.
•
Cash and cash equivalents were $34.2 million as of September 30, 2023.

Third Quarter and Recent Business Highlights

•
Added 272 customers to IDI during the third quarter, ending the quarter with 7,769 customers.
•
Added 21,819 users to FOREWARN during the third quarter, ending the quarter with 168,356 users. Over 330 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Announced agreement with Florida Realtors®, the largest state REALTOR Association in the United States, to purchase FOREWARN services for its 238,000 members beginning January 2024.
•
As a result of our cumulative taxable income for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the Company released its valuation allowance recorded against its deferred tax assets under ASC 740, resulting in a one-time $10.4 million tax benefit realized in the third quarter.
•
Purchased 97,181 shares of the Company’s common stock year to date through November 3, 2023, at an average price of $18.29 per share pursuant to the Company’s $5.0 million Stock Repurchase Program that was authorized on May 2, 2022. The Company has $2.3 million remaining under the Stock Repurchase Program.

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

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$12,495	$2,258	$14,599	$2,160
Interest income, net	(346)	(125)	(947)	(126)
Income tax (benefit) expense	(10,384)	25	(10,253)	244
Depreciation and amortization	2,171	1,713	6,141	4,860
Share-based compensation expense	1,369	1,273	4,058	4,066
Litigation costs	1	37	49	128
Write-off of long-lived assets and others	56	4	58	7
Adjusted EBITDA	$5,362	$5,185	$13,705	$11,339
Revenue	$15,837	$15,026	$45,143	$40,249

Net income margin	79%	15%	32%	5%
Adjusted EBITDA margin	34%	35%	30%	28%

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Revenue	$15,837	$15,026	$45,143	$40,249
Cost of revenue (exclusive of depreciation and amortization)	(3,313)	(3,067)	(9,732)	(9,157)
Depreciation and amortization of intangible assets	(2,112)	(1,659)	(5,965)	(4,682)
Gross profit	10,412	10,300	29,446	26,410
Depreciation and amortization of intangible assets	2,112	1,659	5,965	4,682
Adjusted gross profit	$12,524	$11,959	$35,411	$31,092

Gross margin	66%	69%	65%	66%
Adjusted gross margin	79%	80%	78%	77%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$5,789	$3,145	$10,867	$8,100
Less:
Purchase of property and equipment	(47)	(50)	(98)	(271)
Capitalized costs included in intangible assets	(2,412)	(2,246)	(6,921)	(6,139)
Free cash flow	$3,330	$849	$3,848	$1,690

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Revenue. Revenue increased $0.8 million or 5% to $15.8 million for the three months ended September 30, 2023 from $15.0 million for the three months ended September 30, 2022. Base revenue from existing customers increased $1.6 million or 15%. Revenue from new customers decreased $0.7 million or 81%, primarily the result of a large new customer win that contributed $1.0 million in one-time transactional revenue during the three months ended September 30, 2022, partially offset by additional revenue from new customers during the three months ended September 30, 2023. Growth revenue from existing customers decreased $0.1 million or 6%, primarily the result of $0.8 million in one-time transactional revenue recognized during the three months ended September 30, 2022, partially offset by additional growth revenue from existing customers during the three months ended September 30, 2023. Our IDI billable customer base grew from 6,873 customers as of September 30, 2022 to 7,769 customers as of September 30, 2023, and our FOREWARN user base grew from 110,051 users to 168,356 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.2 million or 8% to $3.3 million for the three months ended September 30, 2023 from $3.1 million for the three months ended September 30, 2022. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 47% and 48% of our total data acquisition costs for the three months ended September 30, 2023 and 2022, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue increased to 21% for the three months ended September 30, 2023 from 20% for the three months ended September 30, 2022. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $0.8 million or 28% to $3.4 million for the three months ended September 30, 2023 from $2.6 million for the three months ended September 30, 2022. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended September 30, 2023 was primarily attributable to the increase of $0.6 million in salaries and benefits, and sales commission.

General and administrative expenses. General and administrative expenses decreased $0.3 million or 4% to $5.2 million for the three months ended September 30, 2023 from $5.5 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.4 million and $2.7 million, respectively, share-based compensation expense of $1.3 million and $1.2 million, respectively, and professional fees of $0.9 million and $1.0 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.5 million or 27% to $2.2 million for the three months ended September 30, 2023 from $1.7 million for the three months ended September 30, 2022. The increase in depreciation and amortization for the three months ended September 30, 2023 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2022.

Interest income, net. Interest income increased $0.2 million or 177% to $0.3 million for the three months ended September 30, 2023 from $0.1 million for the three months ended September 30, 2022. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes decreased $0.2 million or 8% to $2.1 million for the three months ended September 30, 2023 from $2.3 million for the three months ended September 30, 2022. The change was primarily attributable to the increase in cost of revenue (exclusive of depreciation and amortization) of $0.2 million, sales commission of $0.3 million, share-based compensation expense of $0.1 million, and depreciation and amortization of $0.5 million, which was partially offset by the increase in revenue and interest income.

Income taxes. Income tax benefit of $10.4 million was recognized for the three months ended September 30, 2023 compared to income tax expense of $0.03 million for the three months ended September 30, 2022. A valuation allowance on the deferred tax assets was recognized as of September 30, 2022 to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the three months ended September 30, 2023, the Company released the valuation allowance as the Company concluded that the realization of the deferred tax assets as of September 30, 2023 is more likely than not. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $12.5 million for the three months ended September 30, 2023 compared to $2.3 million for the three months ended September 30, 2022, as a result of the foregoing.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenue. Revenue increased $4.9 million or 12% to $45.1 million for the nine months ended September 30, 2023 from $40.2 million for the nine months ended September 30, 2022. Revenue from new customers increased $0.5 million or 14%, and base revenue from existing customers increased $4.5 million or 15%, while growth revenue from existing customers decreased $0.1 million or 3%. Our IDI billable customer base grew from 6,873 customers as of September 30, 2022 to 7,769 customers as of September 30, 2023, and our FOREWARN user base grew from 110,051 users to 168,356 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.5 million or 6% to $9.7 million for the nine months ended September 30, 2023 from $9.2 million for the nine months ended September 30, 2022. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 48% of our total data acquisition costs for the nine months ended September 30, 2023 and 2022. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 22% for the nine months ended September 30, 2023 from 23% for the nine months ended September 30, 2022. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $2.5 million or 32% to $10.3 million for the nine months ended September 30, 2023 from $7.8 million for the nine months ended September 30, 2022. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the nine months ended September 30, 2023 was primarily attributable to the increase of $1.3 million in salaries and benefits, and sales commissions, and $0.8 million in provision for bad debts.

General and administrative expenses. General and administrative expenses decreased $0.6 million or 4% to $15.5 million for the nine months ended September 30, 2023 from $16.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, our general and administrative expenses consisted primarily of employee salaries and benefits of $7.7 million and $7.7 million, respectively, share-based compensation expense of $3.7 million and $3.8 million, respectively, and professional fees of $2.3 million and $2.8 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million or 26% to $6.1 million for the nine months ended September 30, 2023 from $4.9 million for the nine months ended September 30, 2022. The increase in depreciation and amortization for the nine months ended September 30, 2023 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after September 30, 2022.

Interest income, net. Interest income increased $0.8 million or 652% to $0.9 million for the nine months ended September 30, 2023 from $0.1 million for the nine months ended September 30, 2023. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes increased $1.9 million or 81% to $4.3 million for the nine months ended September 30, 2023 from $2.4 million for the nine months ended September 30, 2022. The increase in income before income taxes for the nine months ended September 30, 2023 was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and increase in interest income, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.3 million, provision for bad debts of $0.8 million, and depreciation and amortization of $1.2 million.

Income taxes. Income tax benefit of $10.3 million was recognized for the nine months ended September 30, 2023 compared to income tax expense of $0.3 million for the nine months ended September 30, 2022. A valuation allowance on the deferred tax assets was recognized as of September 30, 2022 to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the nine months ended September 30, 2023, the Company released the valuation allowance as the Company concluded that the realization of the deferred tax assets as of September 30, 2023 is more likely than not. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $14.6 million for the nine months ended September 30, 2023 compared to $2.2 million for the nine months ended September 30, 2022, as a result of the foregoing.

Effect of Inflation

We believe that the persistent inflationary pressure throughout 2022 and up to September 30, 2023 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending over the last several months, which have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the nine months ended September 30, 2023, net cash provided by operating activities was $10.9 million, primarily the result of the net income of $14.6 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax (benefit) expense) totaling $(1.3) million, and the cash used as a result of changes in assets and liabilities of $5.0 million, primarily the result of the increase in accounts receivable, and prepaid expenses and other current assets, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities. For the nine months ended September 30, 2022, net cash provided by operating activities was $8.1 million, primarily the result of the net income of $2.2 million, adjusted for certain non-cash items, mentioned above, totaling $9.6 million, and the cash used as a result of changes in assets and liabilities of $3.7 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in deferred revenue and operating lease liabilities.

Cash flows used in investing activities. For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $7.0 million and $6.4 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the nine months ended September 30, 2023, net cash used in financing activities was $1.4 million, mainly the result of $1.3 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the board of directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. For the nine months ended September 30, 2022, net cash used in financing activities was $4.7 million, resulting from the taxes paid related to the net share settlement of vesting of RSUs of $4.3 million, and the repurchase of common stock pursuant to the Stock Repurchase Program of $0.4 million.

As of September 30, 2023, we had material commitments under certain data licensing agreements of $22.1 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $12.5 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, and net income of $14.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had a total shareholders’ equity balance of $89.7 million.

As of September 30, 2023, we had cash and cash equivalents of approximately $34.2 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

Subject to revenue growth and our ability to generate positive cash flow, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition, results of operations or cash flows. Legal fees associated with any legal proceedings, are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including Accounting Standards Codification 450, “Contingencies,” when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended September 30, 2023 pursuant to the Stock Repurchase Program:

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	-	$-	-	$3,186,560
August 1, 2023 - August 31, 2023	5,019	$20.44	5,019	$3,083,968
September 1, 2023 - September 30, 2023	10,000	$20.74	10,000	$2,876,566
Total	15,019	$20.64	15,019

(1)
From October 1, 2023 to October 31, 2023, the Company purchased an additional 22,904 shares at an average price of $19.56 per share pursuant to the Stock Repurchase Program.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On September 22, 2023, the Company entered into a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408 of Regulator S-K to purchase 36,515 shares (the “10b5-1 Shares”) beginning October 23, 2023. The Rule 10b5-1 trading arrangement will terminate upon the earlier of the purchase of the 10b5-1 Shares or December 29, 2023.

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

November 7, 2023		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)