Form 10-K
period 2023-12-31
Red Violet, Inc.
filed 2024-03-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $187.6 million.

The number of shares outstanding of the registrant’s common stock, as of March 4, 2024, was 13,964,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our AI/ML-driven identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

Organizations are challenged by the structure, volume, and disparity of data. Our platform and applications transform the way our customers interact with information, presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2023 and 2022, IDI had 7,875 and 7,021 billable customers and FOREWARN had 185,380 and 116,960 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2023 and 2022, 79% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 25% attributable to transactional customers, respectively.

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

For the years ended December 31, 2023 and 2022, we had revenue of $60.2 million and $53.3 million, net income of $13.5 million and $0.6 million, adjusted EBITDA of $16.4 million and $12.9 million, and adjusted net income of $8.1 million and $6.9 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States (“US GAAP”), excluding interest income, net, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and discrete tax items, and including tax effect of adjustments. Refer to the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our solutions today consists of public and private sector organizations that are reliant on high confidence, AI/ML-driven identity intelligence in their daily workflow.

The data and analytics sector continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile, and social media. Fortune Business InsightsTM projected the global big data analytics market to rise to $745.2 billion by 2030, exhibiting a CAGR of 13.5% during the forecast period from 2023 through 2030. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and to inform real-time decisions. Further, the digital transformation has created even greater fragmentation of data across multiple mediums, creating an inherent need for organizations to leverage scalable and unified data and analytics on a single platform. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarketsTM, the risk analytics market is projected to grow to $70.5 billion by 2027, representing CAGR of 12.4% from 2022 through 2027, with North America expected to account for the largest market size in the risk analytics market. Risk and fraud analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunications companies, corporate security, and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses, assets, and their interrelationships, to facilitate the location of individuals and assets, identity verification, legislative compliance, and to support criminal, legal, financial, insurance, and corporate investigations, due diligence, and the assessment and mitigation of counterparty risk.

Key Challenges Facing Our Customers

We believe our solutions address the challenges that the industry faces today, which include:

Actionable Insights Through a Single, Cloud-Native, AI/ML-Driven Platform—As the velocity and volume of data continues to grow exponentially across various mediums, organizations have become overwhelmed with data and their inability to glean actionable insights from such data to enable informed decisions in real-time. Customers demand full-suite, turn-key entity resolution solutions that are agile, flexible, and available on-demand in order to gain the speed, scale, and insight necessary to drive decisioning. As the breadth and depth of data increases, organizations will need to deploy new technologies that enable both the ingestion of data at massive scale in real-time, irrespective of structure or form, and the analytics applications necessary to function across multiple channels. The accelerating digitization of human interactions, and the corresponding generation of the data resulting therefrom, is driving demand for data capture, management, and analysis software. As a result, customers are looking for flexible and efficient single-point solutions to unify disparate and often siloed sets of not only transactional data but also demographic, ethnographic, and behavioral data as well, in order to provide insights that are truly actionable.

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

Our Competitive Strengths

We believe our leading-edge technology platform, massive database, and dynamic and intuitive solutions deliver superior capabilities to our customers. Our solutions enable our customers to make more informed inquiries regarding their challenges and better decisions to solve their most complex problems. We believe the following competitive strengths will continue to deliver an unrivaled value proposition that further drives our differentiation:

•
Transformative and Innovative Cloud-Native, AI/ML-Driven Technology Platform—Through the power of our platform, CORE, we offer a comprehensive suite of information solutions. Our cloud-native, AI/ML-driven, data and industry agnostic platform enables us to assimilate, structure, and unify billions of disparate records to create the leading core consumer identity graph to provide identity intelligence, and to present these insights in real-time via analytical interfaces. We believe our platform’s speed, power, extensibility, and scalability are key differentiators in the marketplace.
•
Massive Unified Data Asset—Data is the lifeblood of our technology platform, and of modern society. We leverage our CORE platform to build massive proprietary datasets and apply analytics in real-time to provide actionable insights from our leading core consumer identity graph. Our data is compiled from a myriad of online and offline sources, both structured and unstructured, including public record, publicly-available, proprietary, and self-reported data. Public record data includes personal information, as well as property, identity, bankruptcy, lien, judgment, automotive, phone, and other information aggregated from companies specializing in data aggregation, public record databases, and publicly-available sources. Proprietary data is internally generated data unified by proprietary algorithms and analytic processes. Through AI/ML-driven technology and proprietary algorithms, we efficiently ingest these datasets, structure them into normalized form, and unify the data to resolve unique identities so as to create an actionable, real-time view of the information for various use cases, delivering greater intelligence to our customers and enhancing their decision-making capabilities across all markets and industries.

Our Platform and Solutions

Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public-record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver intelligence relating to all things identity – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

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

Our Strategy

We are committed to developing innovative technology and using our analytical capabilities to deliver solutions that transform the way organizations interact with information. We are advancing our business through the following strategic approach:

•
Transform Data Into Intelligence—Our core consumer identity graph, integrated with our AI/ML-driven technology platform and solutions, delivers actionable intelligence to organizations across diverse industries. As the digital transformation accelerates, the data generated therefrom increases rapidly. Derived semantic insight increases exponentially with each new data asset, creating compounded additional value that can be used by supervised and unsupervised machine learning algorithms. As we identify, assimilate, and unify these new data assets, our solutions expand in applicability to larger-sized customers as well as additional industries and uses cases within.
•
Widen Our Technology Lead—Unlike legacy technologies, our platform was built in the cloud from the ground up. Due to its cloud-native construct, CORE demonstrates increased speed and scalability as compared to legacy constructs. As competitors invest millions of dollars transitioning platforms from dated infrastructures to primarily hybrid-cloud environments, we are advancing and expanding our cloud-native technology and functionality to meet customer need, as customers increasingly rely on the speed, reliability, security, scalability, and efficiencies that only the cloud delivers. We will continue to invest in our technology and people to widen our lead over competitive technologies.
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

Our Competition

Competition in the data and analytics sector centers on innovation, product stability, pricing, and customer service. The market for our products and services is highly competitive and is subject to constant change. We compete on the basis of innovative technology, differentiated solutions, analytical capabilities, integration with our customers’ technology, customer relationships, service stability, and price. We believe we are well-positioned to effectively compete on all fronts.

Our competitors vary widely in size and nature of the products and services they offer. There are a large number of competitors who offer products and services in specialized areas, such as fraud prevention, risk management, and decisioning solutions. We believe our innovative technology, analytical capabilities, robust and unified database, and the intelligent design of our cloud-native infrastructure will allow us to differentiate ourselves from our competition in flexibility, capability, service, and price.

Some of our competitors have substantially greater financial, technical, sales, and marketing resources, better name recognition, and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

Certain companies in the data and analytics sector have expanded their product lines or technologies in recent years as a result of increased investment and acquisitions. We anticipate increased competition from data and analytics suppliers. Increased competition in the data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Concentration of Customers

We have established relationships with a number of customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition, and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all, or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

During the years ended December 31, 2023 and 2022, no individual customer accounted for more than 10% of total revenue.

One individual customer accounted for 11% of our accounts receivable, net, as of December 31, 2023, and one individual customer accounted for 11% of our accounts receivable, net, as of December 31, 2022.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. Our other data suppliers include strategic partners, as well as various government and public record databases. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for 48% and 49% of our total data acquisition costs for the years ended December 31, 2023 and 2022, respectively. The amended and renewed term of the agreement with this supplier ends June 30, 2026. We may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2023, the remaining minimum purchase commitments through the end of the amended and renewed term is $13.4 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition, and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

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

We use data acquired through licensing rights from approximately 30 providers. The loss of any one of these providers could have an immediate near-term impact on our financial position, results of operations, and liquidity. Also see “Concentration of Suppliers” above.

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (the “GLBA”), the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (the “DPPA”) and the Federal Trade Commission Act (the “FTC Act”). A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing, and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

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

Our Employees

We employ a total of 183 employees, all full-time, as of December 31, 2023. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate, and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Corporate Information

On March 26, 2018, Cogint, Inc. (“cogint”) (now known as Fluent, Inc.) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”).

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2023 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2023 Form 10-K and is not incorporated by reference in this 2023 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 52, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the Spin-off from cogint on March 26, 2018. Mr. Dubner was appointed as Interim Chairman of our board of directors in September 2018 and as Chairman of our board of directors in April 2020. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as cogint’s Co-Chief Executive Officer from March 2015 until March 2016. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 49, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 45, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over fifteen years of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an independent director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS after it acquired TLO in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from inception in 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 52, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., a leading provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2023 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

Cybersecurity and Technology Risks

Our products and services are highly technical and if they contain undetected errors, our business could be adversely affected and we may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products and services are highly technical and complex. Our products and services have contained and may contain one or more undetected errors, defects, or security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability or breach of personal information. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

If we fail to respond to rapid technological changes in the data and analytics sector, we may lose customers and/or our products and/or services may become obsolete.

The data and analytics sector is characterized by rapidly changing technology, frequent product introductions, and continued evolution of new industry standards. As a result, our success depends upon our ability to develop and introduce in a timely manner new products and services and enhancements to existing products and services that meet changing customer requirements and evolving industry standards. The development of technologically advanced product solutions is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market, or support new or enhanced products and services successfully in a timely manner. Further, we or our competitors may introduce new products or services or product enhancements that shorten the life cycle of existing products or services or cause existing products or services to become obsolete.

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

Privacy concerns relating to the collection, use, accuracy, correction and sharing of personal information and any perceived or actual unauthorized disclosure of personal information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain customers, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs which our insurance policies may not adequately cover, and we may need to expend significant resources to protect against security breaches and comply with the multitude of state and federal laws regarding data privacy and data breach notification obligations.

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

As a nationwide provider of risk and information solutions, we aggregate, store, and process a large amount of sensitive and confidential consumer information including financial information and personal information. This data is often accessed through secure transmissions over public and private networks, including the internet. We have invested significant resources to implement technical and physical security policies, procedures and systems, as well as contractual precautions, that we believe are reasonably designed to identify, detect, and prevent the unauthorized access to and alteration and disclosure of our data. Despite these investments and precautions, we cannot assure you that systems that access our services and databases will not be compromised or disrupted, whether as a result of criminal conduct, DDoS attacks or other advanced persistent attacks by malicious actors, including hackers, nation states, and criminals, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, or natural disasters or other catastrophic events. Due to both the nature and volume of the information we aggregate, store, and process, it is not unusual for efforts to occur (coordinated or otherwise) by unauthorized persons to attempt to obtain access to our systems or data, or to inhibit our ability to deliver products or services to a customer. These efforts are likely becoming more sophisticated over time and may attempt to exploit obscure vulnerabilities. We must regularly monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Several recent, highly-publicized data incidents and DDoS attacks have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems. Unauthorized disclosure, loss or corruption of our data or inability of our customers to access our systems could disrupt our operations, subject us to substantial legal liability, result in a material loss of business, and significantly harm our reputation.

Our precautions may be inadequate to thwart a cybersecurity incident. Furthermore, we may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks, or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

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

If we fail to maintain and improve our systems, our certifications, our technology, and our interfaces with data and customers, demand for our services could be adversely affected.

In our industry, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies, and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

•
internally develop and implement new and competitive technologies;
•
use leading third-party technologies effectively;
•
respond to changing customer needs and regulatory requirements, including being able to bring our new products to the market quickly; and
•
transition customers and data sources successfully to new interfaces or other technologies.

We cannot provide assurance that we will successfully implement new technologies, cause customers or data suppliers to implement compatible technologies or adapt our technology to evolving customer, regulatory, and competitive requirements. If we fail to respond, or fail to cause our customers or data suppliers to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected. Additionally, our failure to implement important updates could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.

Furthermore, we may be required to obtain various industry or technical certifications under our contracts or otherwise to keep pace with our competitors. If we fail to achieve and maintain these key industry or technical certifications, our customers may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

Legal, Regulatory and Compliance Risks

Our business is subject to various governmental regulations, laws, and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the GLBA, the DPPA, the FTC Act, and various other federal, state, and local laws and regulations. These laws and regulations, which generally are designed to protect consumers and to prevent the misuse of personal information are complex, change frequently, and have tended to become more stringent over time. We have already incurred significant expenses in our endeavors to comply with these laws.

Currently, public concern is high with regard to the collection, use, accuracy, correction, and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data, and other data which is personally identifiable or may be considered sensitive. In addition, many advocacy groups as well as some legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, and are otherwise concerned with businesses’ collection, storage, and use of personal information. Relatedly, several U.S. states have introduced and passed legislation to provide consumers with greater transparency and control over their personal information. Laws may allow consumers to request that businesses disclose to them what personal information is collected about them, delete or correct such personal information, and opt-them out of the sale or sharing of their personal information. For example, the following state privacy laws have taken effect: (i) the California Privacy Rights Act (the “CPRA”), effective January 2023, with some provisions applying retroactively, amending the California Consumer Privacy Act (the “CCPA”); (ii) the Virginia Consumer Data Protection Act (the “VCDPA”), effective January 2023; (iii) the Colorado Privacy Act (the “CPA”), effective July 2023; (iv) the Connecticut Data Privacy Act (the “CTDPA”), effective July 2023; and (v) the Utah Consumer Privacy Act (the “UCPA”), effective December 2023. While these laws include specific exemptions, including exemptions for practices and activities conducted pursuant to the GLBA and DPPA, they apply to other portions of our business that are not conducted pursuant to these laws. Other states are actively considering privacy and security bills, and may pass laws, either similar or dissimilar to California’s, Virginia’s, Colorado’s, Connecticut’s, or Utah’s privacy laws in the future. Furthermore, the U.S. Congress is considering legislation and the FTC is considering rulemaking, each with respect to data privacy and security. At this time, it is unclear whether Congress will pass a law or whether the FTC will proceed with regulatory action. At this time, it is also unclear whether any federal requirements will supplement or preempt state-level data privacy and security laws. In the absence of additional federal legislation or rulemaking, the FTC has increasingly used its existing authority, such as under Section 5 of the FTC Act, to bring legal action against organizations who are alleged to have violated consumers’ privacy rights or failed to maintain adequate security measures.

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

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition, or results of operations:

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

Changes in applicable legislation or regulations that restrict or dictate how we collect, maintain, combine, and disseminate information could adversely affect our business, financial condition or results of operations. In the future, we may be subject to significant additional expense to ensure continued compliance with applicable laws and regulations and to investigate, defend or remedy actual or alleged violations. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us, including liability to private plaintiffs as a result of individual or class action litigation, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Moreover, our compliance with privacy laws and regulations and our reputation depend in part on our customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with consumer expectations and regulatory requirements. Certain of the laws and regulations governing our business are subject to interpretation by judges, juries, and administrative entities, creating substantial uncertainty for our business. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business.

The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved, could subject us to significant monetary damages or restrictions on our ability to do business.

Legal proceedings arise as part of the normal course of our business. These may include actions between us and a current or former employee, actions between us and a current former customer, individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings, or other actions brought by federal (e.g., the FTC) or state (e.g., state attorneys general) authorities. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions, or inquiries which could affect their business and, in turn, our ability to do business with those customers.

While we maintain various insurance policies that we believe provide us with suitable coverage and protection in the event of litigation or other legal proceedings, those policies may contain exclusions or limitations, resulting in some cases in us retaining all or a portion of the risk of loss.

While we do not believe that the outcome of any pending or threatened legal proceeding, investigation, examination, or supervisory activity will have a material adverse effect on our financial position, such events are inherently uncertain and adverse outcomes could result in significant monetary damages, penalties, or injunctive relief against us. Furthermore, we review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including Accounting Standards Codification (“ASC”) 450, “Contingencies,” when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders, and may discourage lawsuits with respect to such claims.

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

Although we believe the exclusive forum provision benefits us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, or other employees, and may discourage lawsuits with respect to such claims.

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
•
general economic conditions and slow or negative growth of our markets; and
•
political instability, natural disasters, pandemics, war, and/or events of terrorism.

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

Since the Spin-off and through December 31, 2023, we issued an aggregate of 3,435,793 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended (the “2018 Plan”), 719,735 shares of which were retired and cancelled. Also, as of December 31, 2023, 49,034 shares underlying awards made under the 2018 Plan have vested but have not been delivered, and an additional 1,017,718 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2027. Pursuant to the 2018 Plan, our board of directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future stock incentive plans may also allow our board of directors to issue these equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2023, officers and directors of the Company owned approximately 10% of our common stock (approximately 12% on a fully diluted basis). In addition, two other significant stockholders of the Company owned approximately 14% and 11% of our common stock (approximately 13% and 10% on a fully diluted basis), respectively. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

We are no longer an “emerging growth company,” however, we are still a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Although we ceased to be an “emerging growth company,” on December 31, 2023, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we remain a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

While we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2023, we issued an aggregate of 1,233,915 shares of our common stock in connection with registered direct offerings. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

We do not currently intend to pay dividends on our common stock.

We do not currently expect to pay cash dividends on our common stock and have not paid cash dividends on our common stock to date. Any future dividend payments are within the discretion of our board of directors and will depend upon, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, any contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our board of directors may deem relevant.

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

An important focus of our business is to identify business relationships that can enhance our services, enable us to develop solutions that differentiate us from our competitors, drive users to our websites and monetize our data. We have entered into several alliance agreements or license agreements with respect to certain of our datasets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies or datasets among certain customer industries, restrict content on our websites, or grant licenses on terms that ultimately may prove to be unfavorable to us, any of which could adversely affect our business, financial condition or results of operations. Relationships with our alliance agreement partners may include risks due to incomplete information regarding the marketplace and commercial strategies of our partners, and our alliance agreements or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business.

If we consummate any future acquisitions, we will be subject to the risks inherent in identifying, acquiring, and operating a newly acquired business.

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
•
unforeseen, hidden, or fraudulent liabilities;
•
our difficulties in integrating, aligning and coordinating organizations which will likely be geographically separated and may involve diverse business operations and corporate cultures;
•
our difficulties in integrating and retaining key management, sales, research and development, production, and other personnel;
•
the potential loss of key employees, customers, or distribution partners of the acquired business;
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

Our relationships with key customers may be materially diminished or terminated, which could adversely affect our business, financial condition, and results of operations.

We have established relationships with a number of customers, many of whom could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Market competition, customer requirements, customer financial condition, and customer consolidation through mergers or acquisitions also could adversely affect our ability to continue or expand these relationships. There is no guarantee that we will be able to retain or renew existing agreements, maintain relationships with any of our customers on acceptable terms or at all, or collect amounts owed to us from insolvent customers. The loss of one or more of our major customers could adversely affect our business, financial condition and results of operations.

If we lose the services of key personnel, it could adversely affect our business.

Our future success depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued services of Derek Dubner, our Chief Executive Officer and Chairman, James Reilly, our President, Daniel MacLachlan, our Chief Financial Officer, and other key employees in all areas of our organization, each of whom is important to the management of certain aspects of our business and operations and the development of our strategic direction, and each of whom may be difficult to replace. The loss of the services of these key individuals and the process to replace these individuals would involve significant time and expense and could significantly delay or prevent the achievement of our business objectives.

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

Our customers, and therefore our business and revenue, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, employment levels, consumer confidence, and housing demand. In addition, a significant amount of our revenue is concentrated in the U.S. market across a broad range of industries. Our customer base suffers when financial markets experience volatility, illiquidity, and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing, and operating margins for our services. Recent inflation, and higher interest rates imposed to combat inflation, may reduce the demand for various commercial transactions. This, in turn, may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth and these types of disruptions could negatively impact our revenue and results of operations.

We could lose our access to data sources which could prevent us from providing our services.

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from strategic partners and various government and public record databases. In some cases, we compete with our data suppliers. Our data suppliers could stop providing data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue, or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition, and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

The foregoing risks are heightened with respect to our largest data supplier, with whom we have expanded our relationship while securing favorable business terms over the years. If we are unable to maintain our current relationship with our largest data supplier, our ability to provide services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition, and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

We rely primarily upon a combination of patent, copyright, trademark, and trade secret laws, as well as other intellectual property laws, and confidentiality procedures and contractual agreements, such as non-disclosure agreements, to protect our proprietary technology. However, unauthorized parties may attempt to copy or reverse engineer aspects of our products or services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products or services is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. If the protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

Some of our systems and technologies are not covered by any copyright, patent, or patent application. We cannot guarantee that: (i) our intellectual property rights will provide us with a competitive advantage; (ii) our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be effective; (iii) our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; (iv) any of the patent, trademark, copyright, trade secret or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged, or abandoned; (v) competitors will not design around our protected systems and technology; or (vi) that we will not lose the ability to assert our intellectual property rights against others.

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

The market for our products and services is intensely competitive. There are numerous companies competing with us in various segments of the data and analytics sector, and their products and services may have advantages over our products and services in areas such as conformity to existing and emerging industry standards, performance, price, ease of use, scalability, reliability, flexibility, product features, and technical support.

Our principal competitors in the data and analytics sector include RELX Group (LexisNexis), TransUnion, and Thomson Reuters. Current and potential competitors may have one or more of the following significant advantages:

•
greater financial, technical, and marketing resources;
•
better name recognition;
•
more comprehensive solutions;
•
better or more extensive cooperative relationships; and
•
larger customer base.

We cannot assure you that we will be able to compete successfully with our existing or new competitors. Some of our competitors may have, in relation to us, one or more of the following: longer operating histories, longer-standing relationships with end-user customers, and greater customer service, public relations and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, and sale of their products and services. Additionally, it is likely that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share.

There may be further consolidation in our end-customer markets, which may adversely affect our revenue.

There has been, and we expect there will continue to be, merger, acquisition, and consolidation activity in our customer markets. If our customers merge with, or are acquired by, other entities that are not our customers, or that use fewer of our services, our revenue may be adversely impacted. In addition, industry consolidation could affect the base of recurring transaction-based revenue if consolidated customers combine their operations under one contract, since many of our contracts provide for volume discounts. In addition, our existing customers might leave certain geographic markets, which would no longer require them to purchase certain products from us and, consequently, we would generate less revenue than we currently expect.

To the extent the availability of free or relatively inexpensive consumer and/or business information increases, the demand for some of our services may decrease.

Public and commercial sources of free or relatively inexpensive consumer and business information have become increasingly available, and this trend is expected to continue. Public and commercial sources of free or relatively inexpensive consumer and/or business information may reduce demand for our services. To the extent that our customers choose not to obtain services from us and instead rely on information obtained at little or no cost from these public and commercial sources, our business, financial condition, and results of operations may be adversely affected.

If our newer products do not achieve market acceptance, revenue growth may suffer.

Our products have been in the marketplace for a limited period of time and may have longer sales cycles than competitive products. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We cannot provide any assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business. If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations could be adversely affected.

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

We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, data processors, and software and hardware vendors, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform agreed-upon service levels, or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition, and results of operations.

Consolidation in the data and analytics sector may limit market acceptance of our products and services.

Several of our competitors have acquired companies with complementary technologies in the past. We expect consolidation in the industries we serve to continue in the future. These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. Acquisitions of vendors or other companies with whom we have a strategic relationship by our competitors may limit our access to commercially significant technologies and/or data. Further, business combinations are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

We may incur substantial expenses defending the Company against claims of infringement.

There are numerous patents held by many companies relating to the design and manufacture of data and analytics solutions. Third parties may claim that our products and/or services infringe on their intellectual property rights. Any claim, with or without merit, could consume management’s time, result in costly litigation, cause delays in sales or implementation of products or services, or require entry into royalty or licensing agreements. In this respect, patent and other intellectual property litigation is becoming increasingly more expensive in terms of legal fees, expert fees, and other expenses. Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain a comprehensive information security program designed to protect the confidentiality, integrity, and availability of our critical systems and information, as well as to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our systems and processes are assessed by independent third parties for compliance with: the International Standard Organization (“ISO”) 27001; System and Organization Controls (“SOC”) 2, Type 2; and Payment Card Industry Data Security Standards (“PCI DSS”) Level 1.

Our information security program includes the following key elements to help identify, manage, mitigate, and respond to cybersecurity threats:

•
Risk assessments—We conduct risk assessments designed to help identify material cybersecurity risks, quantify the impact and probability of each risk, develop mitigating controls, and periodically reassess previously identified risks.
•
Testing—We conduct regular testing of our systems and controls to help identify and address potential vulnerabilities.
•
Technical safeguards—We utilize various technical safeguards to help protect our information systems from cybersecurity threats. We regularly review our technical safeguards and update them in accordance with recognized best practices and standards.
•
Business continuity and disaster recovery planning—We maintain business continuity and disaster recovery plans and periodically test those plans.
•
A cybersecurity incident response plan—We maintain a policy governing actions required for reporting and managing cybersecurity incidents. We have designated an Incident Response Team with clearly defined roles and responsibilities for managing all material aspects of our reporting and response plan.
•
Employee training and awareness programs—We provide training to our employees to help identify, avoid, and mitigate cybersecurity threats. Our employees participate in annual training, including insider threat awareness, simulated phishing exercises, and other awareness training.
•
Third-party risk management—We maintain a third-party risk management program that is designed to help identify, assess, manage, mitigate, and respond to risks associated with the Company’s suppliers and other third parties.

We regularly review our information security program and associated policies, making periodic updates as we deem necessary and appropriate in accordance with recognized best practices and standards.

Governance

Our information security program and cyber risk management program is managed by our Chief Information Officer (“CIO”) and a team of information security personnel reporting to the CIO. Our CIO brings over 30 years of experience in information technology and information security, working as an executive within data-driven companies for the last 20 years.

Management holds monthly Information Security Management System (ISMS) meetings which include members of the executive management team as well as the CIO and other key individuals reporting to the CIO. Cybersecurity risks, threats, and vulnerabilities, as well as existing mitigating controls, are discussed in ISMS meetings. Our CIO also provides quarterly reports of our information security program, as well as any material cybersecurity risks, to the board of directors.

The Company did not experience a material cybersecurity incident during the year ended December 31, 2023. However, the possibility of future cybersecurity incidents, as well as cybersecurity and technology risks more generally, could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or reputation. See “Item 1A. Risk Factors – Cybersecurity and Technology Risks” for more information.

Item 2. Properties.

Our headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where we lease 21,020 rentable square feet of office space in accordance with an 89-month lease agreement as amended and effective in January 2017. On September 20, 2023, we entered into an amendment to our corporate headquarters lease agreement to exercise an extension option for an additional 60 months through June 30, 2029. Our Seattle office is located at 1111 Third Avenue, Seattle, Washington 98101, where we lease 6,003 rentable square feet of office space in accordance with a 90-month lease agreement entered into in April 2017.

Item 3. Legal Proceedings.

The Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations, or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. We review legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

In addition to the foregoing, we may be involved in litigation from time to time in the ordinary course of business. We do not believe that the ultimate resolution of any such matters will have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, the results of such matters cannot be predicted with certainty, and we cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “RDVT,” and began regular-way trading on March 27, 2018. We have not paid any dividends or made any other distributions in respect of our common stock since March 27, 2018, and we do not currently expect to pay any dividends or make any other distributions in the future.

As of March 4, 2024, there were 13,964,028 shares of our common stock issued and outstanding. As of March 4, 2024, there were 25 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Repurchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended December 31, 2023 pursuant to the Stock Repurchase Program (as defined below):

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	22,904	$19.56	22,904	$2,428,650
November 1, 2023 - November 30, 2023	73,252	$19.92	73,252	$969,320
December 1, 2023 - December 31, 2023	29,547	$20.06	29,547	$5,376,613
Total	125,703	$19.89	125,703

(1)
From January 1, 2024 to February 29, 2024, the Company purchased an additional 43,600 shares at an average price of $18.28 per share pursuant to the Stock Repurchase Program.

(2)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on December 19, 2023, the board of directors authorized the repurchase of an additional $5.0 million of the Company's common stock (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this 2023 Form 10-K. This 2023 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2023 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Red Violet, Inc., a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our AI/ML-driven identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

Organizations are challenged by the structure, volume, and disparity of data. Our platform and applications transform the way our customers interact with information, presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2023 and 2022, IDI had 7,875 and 7,021 billable customers and FOREWARN had 185,380 and 116,960 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2023 and 2022, 79% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 25% attributable to transactional customers, respectively.

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

Industry Trends and Uncertainties

Operating results are affected by the following factors that impact the data and analytics sector in the United States:

•
The macroeconomic conditions, including the availability of affordable credit and capital, interest rates, inflation, employment levels, and consumer confidence, influence our revenue. Macroeconomic conditions also have a direct impact on overall technology, marketing, and advertising expenditures in the U.S. As marketing budgets are often more discretionary in nature, they are easier to reduce in the short term as compared to other corporate expenses. Future widespread economic slowdowns in any of the industries or markets our customers serve could reduce the technology and marketing expenditures of our customers and prospective customers.
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
•
The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information and marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing, and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

Company Specific Trends and Uncertainties

Our operating results are also directly affected by company-specific factors, including the following:

•
Some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition, and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.
•
Certain companies in the data and analytics sector have expanded their product lines or technologies in recent years as a result of increased investment and acquisitions. We anticipate increased competition from data and analytics suppliers. Increased competition in the data and analytics sector could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee, or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is considered to be a single performance obligation consisting of a series of distinct services, and is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. Variable fees are allocated to each distinct month in the series for which they are earned. Our revenue is recorded net of applicable sales taxes billed to customers.

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

For the years ended December 31, 2023 and 2022, 79% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 25% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before we transfer services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2023 and 2022, the balance of deferred revenue was $0.7 million, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2022, $0.7 million was recognized into revenue during the year ended December 31, 2023.

As of December 31, 2023, $15.8 million of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $8.7 million of revenue will be recognized in 2024, $4.6 million in 2025, $1.7 million in 2026, and $0.8 million in 2027. The actual timing of recognition may vary due to factors outside of our control. We exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.2 million and $0.06 million as of December 31, 2023 and 2022, respectively, which was included within accounts receivable, net, in the consolidated balance sheets.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2022, we had a full valuation allowance of $8.0 million. During the year ended December 31, 2023, we released the valuation allowance previously recorded on our deferred tax assets. We concluded that, due to our established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income and the reversal of taxable temporary differences, the realization of the deferred tax assets as of December 31, 2023 is more likely than not.

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

On October 1, 2023 and 2022, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We did not record a goodwill impairment loss during the years ended December 31, 2023 and 2022, and as of December 31, 2023, there was no accumulated goodwill impairment loss.

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

We did not record an impairment loss of long-lived assets during the years ended December 31, 2023 and 2022.

Share-based compensation

We account for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service condition, recognizes the costs on a straight-line basis over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method. We account for forfeitures as they occur.

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2023, we have achieved the performance-based criteria for all share-based awards with performance-based vesting criteria, except for the Criteria Four and Five awards, as defined in Note 10, “Share-based compensation,” included in “Notes to Consolidated Financial Statements.”

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (r) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2023 as compared to the three months ended December 31, 2022:

•
Total revenue increased 15% to $15.1 million.
•
Gross profit increased 16% to $9.6 million. Gross margin increased to 64% from 63%.
•
Adjusted gross profit increased 17% to $11.7 million. Adjusted gross margin increased to 78% from 77%.
•
Net loss narrowed 31% to $1.1 million, which resulted in a loss of $0.08 per basic and diluted share. Net loss margin improved to 7% from 12%.
•
Adjusted EBITDA increased 76% to $2.7 million. Adjusted EBITDA margin increased to 18% from 12%.
•
Adjusted net income increased 157% to $0.3 million, which resulted in adjusted earnings of $0.02 per basic and diluted share.
•
Cash from operating activities decreased 4% to $4.2 million.
•
Cash and cash equivalents were $32.0 million as of December 31, 2023.

Full Year Financial Results

For the year ended December 31, 2023 as compared to the year ended December 31, 2022:

•
Total revenue increased 13% to $60.2 million.
•
Gross profit increased 13% to $39.0 million. Gross margin remained consistent at 65%.
•
Adjusted gross profit increased 15% to $47.1 million. Adjusted gross margin increased to 78% from 77%.
•
Net income increased to $13.5 million from $0.6 million, which resulted in earnings of $0.97 and $0.96 per basic and diluted share, respectively. Net income margin increased to 22% from 1%.
•
Adjusted EBITDA increased 27% to $16.4 million. Adjusted EBITDA margin increased to 27% from 24%.
•
Adjusted net income increased 17% to $8.1 million, which resulted in adjusted earnings of $0.58 and $0.57 per basic and diluted share, respectively.
•
Cash from operating activities increased 21% to $15.1 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, excluding interest income, net, income tax expense (benefit), depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, excluding share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and discrete tax items, and including the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

The following is a reconciliation of net income (loss), the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$(1,070)	$(1,544)	$13,529	$616
Interest income, net	(387)	(225)	(1,334)	(351)
Income tax expense (benefit)	562	(148)	(9,691)	96
Depreciation and amortization	2,211	1,815	8,352	6,675
Share-based compensation expense	1,328	1,439	5,386	5,505
Litigation costs	-	4	49	132
Write-off of long-lived assets and others	19	171	77	178
Adjusted EBITDA	$2,663	$1,512	$16,368	$12,851
Revenue	$15,061	$13,069	$60,204	$53,318

Net income (loss) margin	(7%)	(12%)	22%	1%
Adjusted EBITDA margin	18%	12%	27%	24%

The following is a reconciliation of net income (loss), the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands, except share data)	2023	2022	2023	2022
Net income (loss)	$(1,070)	$(1,544)	$13,529	$616
Share-based compensation expense	1,328	1,439	5,386	5,505
Amortization of share-based compensation capitalized in intangible assets	263	210	969	766
Discrete tax items(1)	-	-	(10,272)	-
Tax effect of adjustments(2)	(251)	-	(1,526)	-
Adjusted net income	$270	$105	$8,086	$6,887
Earnings (loss) per share:
Basic	$(0.08)	$(0.11)	$0.97	$0.04
Diluted	$(0.08)	$(0.11)	$0.96	$0.04
Adjusted earnings per share:
Basic	$0.02	$0.01	$0.58	$0.50
Diluted	$0.02	$0.01	$0.57	$0.49
Weighted average shares outstanding:
Basic	13,985,426	13,964,010	13,974,125	13,759,296
Diluted(3)	14,307,797	14,205,633	14,134,021	14,107,144

(1) During the three months ended September 30, 2023, $10.3 million of income tax benefit was recognized as a result of the release of the valuation allowance previously recorded on our deferred tax asset and cumulative research and development tax credit, which were excluded to calculate the adjusted net income.

(2) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 25.75% for the three and twelve months ended December 31, 2023. There was no tax effect of such adjustments for the three and twelve months ended December 31, 2022, as a full valuation allowance was provided for the net deferred tax assets.

(3) For the three months ended December 31, 2023 and 2022, diluted weighted average shares outstanding for adjusted diluted earnings per share are calculated by the inclusion of unvested RSUs, which were not included in US GAAP diluted weighted average shares outstanding due to the Company's net loss position for such periods.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2023	2022	2023	2022
Revenue	$15,061	$13,069	$60,204	$53,318
Cost of revenue (exclusive of depreciation and amortization)	(3,337)	(3,054)	(13,069)	(12,211)
Depreciation and amortization of intangible assets	(2,154)	(1,758)	(8,119)	(6,440)
Gross profit	9,570	8,257	39,016	34,667
Depreciation and amortization of intangible assets	2,154	1,758	8,119	6,440
Adjusted gross profit	$11,724	$10,015	$47,135	$41,107

Gross margin	64%	63%	65%	65%
Adjusted gross margin	78%	77%	78%	77%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP measure, to FCF:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$4,204	$4,359	$15,071	$12,459
Less:
Purchase of property and equipment	(24)	(102)	(122)	(373)
Capitalized costs included in intangible assets	(2,103)	(2,317)	(9,024)	(8,456)
Free cash flow	$2,077	$1,940	$5,925	$3,630

In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present non-GAAP measures of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF as supplemental measures of our operating performance. We believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance and operating strength of our business.

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. We believe adjusted net income provides additional means of evaluating period-over-period operating performance by eliminating certain non-cash expenses and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Adjusted net income is a non-GAAP financial measure equal to net income (loss), excluding share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and discrete tax items, and including the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment and capitalized costs included in intangible assets.

Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are not intended to be performance measures that should be regarded as an alternative to, or more meaningful than, financial measures presented in accordance with US GAAP. In addition, FCF is not intended to represent our residual cash flow available for discretionary expenses and is not necessarily a measure of our ability to fund our cash needs. The way we measure adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements.

Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited quarterly consolidated statements of operations data and reconciliations of certain directly comparable US GAAP financial measures to non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF for each of the eight quarters in the two-year period ended December 31, 2023. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this 2023 Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this 2023 Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Revenue	$12,729	$12,494	$15,026	$13,069	$14,626	$14,680	$15,837	$15,061
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,170	2,920	3,067	3,054	3,179	3,240	3,313	3,337
Sales and marketing expenses	2,391	2,822	2,623	2,998	3,889	3,078	3,365	3,501
General and administrative expenses	5,353	5,300	5,465	7,119	5,241	5,075	5,223	6,907
Depreciation and amortization	1,534	1,613	1,713	1,815	1,916	2,054	2,171	2,211
Total costs and expenses	12,448	12,655	12,868	14,986	14,225	13,447	14,072	15,956
Income (loss) from operations	281	(161)	2,158	(1,917)	401	1,233	1,765	(895)
Interest income, net	1	-	125	225	286	315	346	387
Income (loss) before income taxes	282	(161)	2,283	(1,692)	687	1,548	2,111	(508)
Income tax expense (benefit)	175	44	25	(148)	(29)	160	(10,384)	562
Net income (loss)	$107	$(205)	$2,258	$(1,544)	$716	$1,388	$12,495	$(1,070)
Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.16	$(0.11)	$0.05	$0.10	$0.90	$(0.08)
Diluted	$0.01	$(0.01)	$0.16	$(0.11)	$0.05	$0.10	$0.87	$(0.08)
Weighted average shares outstanding:
Basic	13,543,607	13,776,479	13,748,587	13,964,010	13,997,154	13,961,862	13,952,426	13,985,426
Diluted	14,047,635	13,776,479	13,764,262	13,964,010	14,236,771	14,172,024	14,329,878	13,985,426

	Three Months Ended
(In thousands) (Unaudited)	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Net income (loss)	$107	$(205)	$2,258	$(1,544)	$716	$1,388	$12,495	$(1,070)
Interest income, net	(1)	-	(125)	(225)	(286)	(315)	(346)	(387)
Income tax expense (benefit)	175	44	25	(148)	(29)	160	(10,384)	562
Depreciation and amortization	1,534	1,613	1,713	1,815	1,916	2,054	2,171	2,211
Share-based compensation expense	1,387	1,406	1,273	1,439	1,384	1,305	1,369	1,328
Litigation costs	15	76	37	4	3	45	1	-
Write-off of long-lived assets and others	3	-	4	171	2	-	56	19
Adjusted EBITDA	$3,220	$2,934	$5,185	$1,512	$3,706	$4,637	$5,362	$2,663
Revenue	$12,729	$12,494	$15,026	$13,069	$14,626	$14,680	$15,837	$15,061

Net income (loss) margin	1%	(2%)	15%	(12%)	5%	9%	79%	(7%)
Adjusted EBITDA margin	25%	23%	35%	12%	25%	32%	34%	18%

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Net income (loss)	$107	$(205)	$2,258	$(1,544)	$716	$1,388	$12,495	$(1,070)
Share-based compensation expense	1,387	1,406	1,273	1,439	1,384	1,305	1,369	1,328
Amortization of share-based compensation capitalized in intangible assets	174	184	198	210	222	235	249	263
Discrete tax items	-	-	-	-	-	-	(10,272)	-
Tax effect of adjustments	-	-	-	-	-	-	(1,275)	(251)
Adjusted net income	$1,668	$1,385	$3,729	$105	$2,322	$2,928	$2,566	$270
Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.16	$(0.11)	$0.05	$0.10	$0.90	$(0.08)
Diluted	$0.01	$(0.01)	$0.16	$(0.11)	$0.05	$0.10	$0.87	$(0.08)
Adjusted earnings per share:
Basic	$0.12	$0.10	$0.27	$0.01	$0.17	$0.21	$0.18	$0.02
Diluted	$0.12	$0.10	$0.27	$0.01	$0.16	$0.21	$0.18	$0.02
Weighted average shares outstanding:
Basic	13,543,607	13,776,479	13,748,587	13,964,010	13,997,154	13,961,862	13,952,426	13,985,426
Diluted	14,047,635	14,109,243	13,764,262	14,205,633	14,236,771	14,172,024	14,329,878	14,307,797

	Three Months Ended
(In thousands) (Unaudited)	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Revenue	$12,729	$12,494	$15,026	$13,069	$14,626	$14,680	$15,837	$15,061
Cost of revenue (exclusive of depreciation and amortization)	(3,170)	(2,920)	(3,067)	(3,054)	(3,179)	(3,240)	(3,313)	(3,337)
Depreciation and amortization of intangible assets	(1,472)	(1,551)	(1,659)	(1,758)	(1,858)	(1,995)	(2,112)	(2,154)
Gross profit	8,087	8,023	10,300	8,257	9,589	9,445	10,412	9,570
Depreciation and amortization of intangible assets	1,472	1,551	1,659	1,758	1,858	1,995	2,112	2,154
Adjusted gross profit	$9,559	$9,574	$11,959	$10,015	$11,447	$11,440	$12,524	$11,724

Gross margin	64%	64%	69%	63%	66%	64%	66%	64%
Adjusted gross margin	75%	77%	80%	77%	78%	78%	79%	78%

	Three Months Ended
(In thousands) (Unaudited)	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Net cash provided by operating activities	$2,430	$2,525	$3,145	$4,359	$1,531	$3,547	$5,789	$4,204
Less:
Purchase of property and equipment	(113)	(108)	(50)	(102)	(44)	(7)	(47)	(24)
Capitalized costs included in intangible assets	(1,794)	(2,099)	(2,246)	(2,317)	(2,273)	(2,236)	(2,412)	(2,103)
Free cash flow	$523	$318	$849	$1,940	$(786)	$1,304	$3,330	$2,077

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue. Revenue increased $6.9 million or 13% to $60.2 million for the year ended December 31, 2023 from $53.3 million for the year ended December 31, 2022. Revenue from new customers increased $0.5 million or 11%, base revenue from existing customers increased $6.1 million or 15%, and growth revenue from existing customers increased $0.3 million or 4%. Our IDI billable customer base grew from 7,021 customers as of December 31, 2022 to 7,875 customers as of December 31, 2023, and our FOREWARN user base grew from 116,960 users to 185,380 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.9 million or 7% to $13.1 million for the year ended December 31, 2023 from $12.2 million for the year ended December 31, 2022. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 49% and 48% of our total data acquisition costs for the years ended December 31, 2023 and 2022, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 22% for the year ended December 31, 2023 from 23% for the year ended December 31, 2022. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $3.0 million or 28% to $13.8 million for the year ended December 31, 2023 from $10.8 million for the year ended December 31, 2022. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the year ended December 31, 2023 was primarily attributable to an increase of $1.4 million in salaries and benefits and sales commissions, $0.9 million in provision for bad debts, $0.3 million in advertising and marketing, and $0.2 million in share-based compensation expense.

General and administrative expenses. General and administrative expenses decreased $0.8 million or 3% to $22.4 million for the year ended December 31, 2023 from $23.2 million for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, our general and administrative expenses consisted primarily of employee salaries and benefits of $11.8 million and $11.8 million, share-based compensation expense of $4.9 million and $5.2 million, and professional fees of $3.2 million and $3.7 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.7 million or 25% to $8.4 million for the year ended December 31, 2023 from $6.7 million for the year ended December 31, 2022. The increase in depreciation and amortization for the year ended December 31, 2023 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2022.

Interest income, net. Interest income increased $0.9 million or 280% to $1.3 million for the year ended December 31, 2023 from $0.4 million for the year ended December 31, 2022. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes increased $3.1 million or 439% to $3.8 million for the year ended December 31, 2023 from $0.7 million for the year ended December 31, 2022. The increase was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in professional fees, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.4 million, depreciation and amortization of $1.7 million, and $0.9 million in provision for bad debts.

Income taxes. Income tax benefit of $9.7 million was recognized for the year ended December 31, 2023 compared to income tax expense of $0.1 million for the year ended December 31, 2022. A full valuation allowance on the deferred tax assets was recognized as of December 31, 2022 to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the year ended December 31, 2023, the Company released the valuation allowance as the Company concluded that the realization of the deferred tax assets as of December 31, 2023 is more likely than not. See Note 8, “Income Taxes,” included in “Notes to Consolidated Financial Statements.”

Net income. Net income was $13.5 million for the year ended December 31, 2023 compared to $0.6 million for the year ended December 31, 2022, as a result of the foregoing.

Effect of Inflation

We believe the persistent inflationary pressure throughout 2023 and 2022 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending, which have resulted in, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the year ended December 31, 2023, net cash provided by operating activities was $15.1 million, primarily the result of the net income of $13.5 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax benefit) totaling $5.6 million, and the cash used as a result of changes in assets and liabilities of $4.1 million, primarily the result of the increase in accounts receivable, and prepaid expenses and other current assets, and the decrease in accounts payable and operating lease liabilities. For the year ended December 31, 2022, net cash provided by operating activities was $12.5 million, primarily the result of the net income of $0.6 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $13.2 million, and the cash used as a result of changes in assets and liabilities of $1.3 million, primarily the result of the increase in accounts receivable and other noncurrent assets, and the decrease in operating lease liabilities, which was offset by the increase in accounts payable and accrued expenses and other current liabilities.

Cash flows used in investing activities. For the years ended December 31, 2023 and 2022, net cash used in investing activities was $9.1 million and $8.8 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the year ended December 31, 2023, net cash used in financing activities was $5.7 million, mainly the result of $2.0 million in taxes paid related to the net share settlement of vesting of RSUs, and $3.7 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the board of directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. Subsequently on December 19, 2023, the board of directors authorized the repurchase of an additional $5.0 million of our common stock. For the year ended December 31, 2022, net cash used in financing activities was $6.1 million, mainly the result of $5.2 million in taxes paid related to the net share settlement of vesting of RSUs during the year and $0.9 million paid in aggregate for the repurchase of common stock pursuant to the Stock Repurchase Program.

As of December 31, 2023, we had material commitments under certain data licensing agreements of $19.8 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $13.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had a total shareholders’ equity balance of $86.1 million.

As of December 31, 2023, we had cash and cash equivalents of $32.0 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2023 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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
•
If we fail to maintain and improve our systems, our certifications, our technology, and our interfaces with data and customers, demand for our services could be adversely affected.
•
Our business is subject to various governmental regulations, laws, and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.
•
The outcome of litigation, inquiries, investigations, examinations, or other legal proceedings in which we are involved, in which we may become involved, or in which our customers or competitors are involved, could subject us to significant monetary damages or restrictions on our ability to do business.
•
Our bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions, including derivative actions, which could limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company and its directors, officers, other employees, or the Company's stockholders, and may discourage lawsuits with respect to such claims.
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
•
We are no longer an “emerging growth company,” however, we are still a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
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
•
We do not currently intend to pay dividends on our common stock.
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
•
If we consummate any future acquisitions, we will be subject to the risks inherent in identifying, acquiring, and operating a newly acquired business.
•
Our relationships with key customers may be materially diminished or terminated, which could adversely affect our business, financial condition, and results of operations.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (the "COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was effective as of December 31, 2023, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 5, 2024, the Company and Jeffrey Dell, Chief Information Officer, entered into an amendment to his Employment Agreement dated April 9, 2019 and as amended on November 9, 2020 and May 8, 2023 (collectively, the “Dell Employment Agreement”), to provide that if the Company terminates the Dell Employment Agreement without cause or any successor of the Company refuses to accept assignment of the Dell Employment Agreement or if Mr. Dell terminates the Dell Employment Agreement and employment with the Company for Good Reason (as defined in the Dell Employment Agreement), the Company shall pay to Mr. Dell the greater of (x) his base salary for the remainder of the term and (y) two (2) years of his base salary, in each case in accordance with the Company’s payroll practices in effect from time to time, provided, however, Mr. Dell is not in violation of the Confidentiality, Nondisclosure, Noncompetition, Nonsolicitation and Nondisparagement Agreement entered into in connection the Dell Employment Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this 2023 Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this 2023 Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this 2023 Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.	10-K	001-38407	4.1	March 12, 2020
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.3+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.5+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.6	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.7+	Executive Chairman Services Agreement, effective as of August 7, 2018, by and between Red Violet, Inc. and Michael Brauser.	10-Q	001-38407	10.1	August 8, 2018
10.8+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.9+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.10+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-K	001-38407	10.13	March 12, 2020
10.11+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 4, 2020
10.12+	Separation Agreement dated February 16, 2021 by and between Red Violet, Inc. and Michael Brauser.	8-K	001-38407	10.1	February 17, 2021
10.13+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Derek Dubner.	10-K	001-38407	10.15	March 10, 2021
10.14+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and James Reilly.	10-K	001-38407	10.16	March 10, 2021
10.15+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Daniel MacLachlan.	10-K	001-38407	10.17	March 10, 2021
10.16+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Jeffrey Dell.	10-K	001-38407	10.18	March 10, 2021
10.17	Form of Securities Purchase Agreement, dated as of November 19, 2021.	8-K	001-38407	10.1	November 19, 2021
10.18+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	May 26, 2022
10.19+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Derek Dubner.	10-Q	001-38407	10.1	August 7, 2023
10.20+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and James Reilly.	10-Q	001-38407	10.2	August 7, 2023
10.21+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Daniel MacLachlan.	10-Q	001-38407	10.3	August 7, 2023
10.22+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Jeffrey Dell.	10-Q	001-38407	10.4	August 7, 2023
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
31.1

Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						X
31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act					X

of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	RedViolet, Inc. Clawback Policy.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

March 7, 2024		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Chairman	March 7, 2024
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 7, 2024
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ Peter Benz	Director	March 7, 2024
Peter Benz

/s/ Steven D. Rubin	Director	March 7, 2024
Steven D. Rubin

/s/ Robert Swayman	Director	March 7, 2024
Robert Swayman

/s/ Lisa Stanton	Director	March 7, 2024
Lisa Stanton

/s/ William Livek	Director	March 7, 2024
William Livek

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, Florida

March 7, 2024

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$32,032	$31,810
Accounts receivable, net of allowance for doubtful accounts of $159 and $60 as of December 31, 2023 and 2022, respectively	7,135	5,535
Prepaid expenses and other current assets	1,113	771
Total current assets	40,280	38,116
Property and equipment, net	592	709
Intangible assets, net	34,403	31,647
Goodwill	5,227	5,227
Right-of-use assets	2,457	1,114
Deferred tax assets	9,514	-
Other noncurrent assets	517	601
Total assets	$92,990	$77,414
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,631	$2,229
Accrued expenses and other current liabilities	1,989	1,845
Current portion of operating lease liabilities	569	692
Deferred revenue	690	670
Total current liabilities	4,879	5,436
Noncurrent operating lease liabilities	1,999	598
Deferred tax liabilities	-	287
Total liabilities	6,878	6,321
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2023 and 2022	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,980,274 and 13,956,404 shares issued, and 13,970,846 and 13,956,404 shares outstanding, as of December 31, 2023 and 2022	14	14
Treasury stock, at cost, 9,428 and 0 shares as of December 31, 2023 and 2022	(188)	-
Additional paid-in capital	94,159	92,481
Accumulated deficit	(7,873)	(21,402)
Total shareholders' equity	86,112	71,093
Total liabilities and shareholders' equity	$92,990	$77,414

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2023	2022
Revenue	$60,204	$53,318
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	13,069	12,211
Sales and marketing expenses	13,833	10,834
General and administrative expenses	22,446	23,237
Depreciation and amortization	8,352	6,675
Total costs and expenses	57,700	52,957
Income from operations	2,504	361
Interest income, net	1,334	351
Income before income taxes	3,838	712
Income tax (benefit) expense	(9,691)	96
Net income	$13,529	$616
Earnings per share:
Basic	$0.97	$0.04
Diluted	$0.96	$0.04
Weighted average shares outstanding:
Basic	13,974,125	13,759,296
Diluted	14,134,021	14,107,144

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2021	13,488,540	$13	-	$-	$91,434	$(22,018)	$69,429
Vesting of restricted stock units	770,210	1	-	-	(1)	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(252,346)	(5,200)	-	-	(5,200)
Common stock repurchased	-	-	(50,000)	(878)	-	-	(878)
Retirement of treasury stock	(302,346)	-	302,346	6,078	(6,078)	-	-
Share-based compensation	-	-	-	-	7,126	-	7,126
Net income	-	-	-	-	-	616	616
Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	309,416	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(99,234)	(1,992)	-	-	(1,992)
Common stock repurchased	-	-	(195,740)	(3,755)	-	-	(3,755)
Retirement of treasury stock	(285,546)	-	285,546	5,559	(5,559)	-	-
Share-based compensation	-	-	-	-	7,237	-	7,237
Net income	-	-	-	-	-	13,529	13,529
Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,529	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,352	6,675
Share-based compensation expense	5,386	5,505
Write-off of long-lived assets	6	177
Provision for bad debts	1,088	174
Noncash lease expenses	576	547
Deferred income tax (benefit) expense	(9,801)	89
Changes in assets and liabilities:
Accounts receivable	(2,688)	(1,973)
Prepaid expenses and other current assets	(342)	(172)
Other noncurrent assets	84	(464)
Accounts payable	(598)	624
Accrued expenses and other current liabilities	100	1,450
Deferred revenue	20	(171)
Operating lease liabilities	(641)	(618)
Net cash provided by operating activities	15,071	12,459
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(122)	(373)
Capitalized costs included in intangible assets	(9,024)	(8,456)
Net cash used in investing activities	(9,146)	(8,829)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(1,992)	(5,200)
Repurchases of common stock	(3,711)	(878)
Net cash used in financing activities	(5,703)	(6,078)
Net increase (decrease) in cash and cash equivalents	$222	$(2,448)
Cash and cash equivalents at beginning of period	31,810	34,258
Cash and cash equivalents at end of period	$32,032	$31,810
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$82	$39
Share-based compensation capitalized in intangible assets	$1,851	$1,621
Retirement of treasury stock	$5,559	$6,078
Right-of -use assets obtained in exchange of operating lease liabilities	$1,919	$-
Operating lease liabilities arising from obtaining right-of-use assets	$1,919	$-

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities

Red Violet, Inc. (“red violet,” or the “Company”), a Delaware corporation, is a software and services company building proprietary technologies and applying analytical capabilities to deliver identity intelligence. The Company’s technology powers critical solutions, which empower organizations to operate with confidence. The Company’s solutions enable the real-time identification and location of people, businesses, assets and their interrelationships. These solutions are used for purposes including risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s AI/ML-driven identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company drives workflow efficiency and enables organizations to make better data-driven decisions.

Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary, and publicly-available data, the Company’s differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. The Company’s solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

The Company has only one operating segment, as defined by Accounting Standards Codification ("ASC") 280, “Segment Reporting.”

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements have been prepared by red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company reported net income of $13,529 and $616 for the years ended December 31, 2023 and 2022, respectively. Net cash provided by operating activities was $15,071 and $12,459 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $7,873.

As of December 31, 2023, the Company had available cash and cash equivalents of $32,032, an increase of $222 from $31,810 as of December 31, 2022. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months from the date the financials are issued.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Use of estimates

The preparation of consolidated financial statements in accordance with US GAAP requires red violet’s management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amount of goodwill and intangible assets, share-based compensation, and income tax provision. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

(c) Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $32,032 and $31,810 as of December 31, 2023 and 2022, respectively.

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

(d) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of December 31, 2023, the current and noncurrent portion unbilled accounts receivable of $829 and $371, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. As of December 31, 2022, the current and noncurrent portion unbilled accounts receivable of $923 and $464, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of various factors, including historical experience, the age of the accounts receivable balance, customer-specific facts, economic conditions, and other factors that may affect the Company's ability to collect from customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $159 and $60 as of December 31, 2023 and 2022, respectively, which was included within accounts receivable, net, on the consolidated balance sheets.

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

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2023 and 2022, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The measurement date of the Company’s annual goodwill impairment test is October 1. On October 1, 2023 and 2022, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company did not record a goodwill impairment loss during the years ended December 31, 2023 and 2022, and as of December 31, 2023, there was no accumulated goodwill impairment loss.

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

The Company did not record an impairment loss of long-lived assets during the years ended December 31, 2023 and 2022.

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

The fair value of the Company’s cash and cash equivalents, receivables, and payables approximate their carrying amount because of the short-term nature of these instruments. The fair value of the noncurrent portion of unbilled accounts receivable included in other noncurrent assets approximates its carrying amount.

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

Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee, or (c) a combination of both. Revenue pursuant to transactions determined by the customers’ usage is recognized when the transaction is complete, and either party may terminate the transactional agreement at any time. Revenue pursuant to contracts containing a monthly fee is considered to be a single performance obligation consisting of a series of distinct services, and is recognized ratably over the contract period, which is generally 12 months, and the contract shall automatically renew for additional, successive 12-month terms unless written notice of intent not to renew is provided by one party to the other at least 30 days or 60 days prior to the expiration of the then current term. Variable fees are allocated to each distinct month in the series for which they are earned. The Company’s revenue is recorded net of applicable sales taxes billed to customers.

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

For the years ended December 31, 2023 and 2022, 79% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 21% and 25% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2023 and 2022, the balance of deferred revenue was $690 and $670, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2022, $670 was recognized into revenue during the year ended December 31, 2023.

As of December 31, 2023, $15,821 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $8,662 of revenue will be recognized in 2024, $4,610 in 2025, $1,710 in 2026, and $839 in 2027. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $541 and $261 for the years ended December 31, 2023 and 2022, respectively.

(m) Share-based compensation

The Company accounts for share-based compensation to employees in accordance with ASC 718, “Compensation—Stock Compensation.” Under ASC 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and, for those awards subject only to service conditions, the Company recognizes the costs on a straight-line basis over the requisite service period for the entire award the employee is required to provide service in exchange for the award, which generally is the vesting period. For awards with performance and service conditions, we begin recording share-based compensation when achieving the performance criteria is probable and we recognize the costs using the accelerated attribution method. The Company accounts for forfeitures as they occur.

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2023, the Company has achieved the performance-based criteria for all share-based awards with performance-based vesting criteria, except for the Criteria Four and Criteria Five awards, as defined in Note 10.

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

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022, the Company had a full valuation allowance of $8,033. During the year ended December 31, 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of the deferred tax assets as of December 31, 2023 is more likely than not.

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

(q) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2023 and 2022, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the years ended December 31, 2023 and 2022, no individual customer accounted for more than 10% of the total revenue.

One individual customer accounted for 11% of the Company’s accounts receivable, net, as of December 31, 2023, and one individual customer accounted for 11% of the Company’s accounts receivable, net, as of December 31, 2022.

Concentration of suppliers

The Company’s products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including the Company’s largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records databases. The Company’s largest data supplier, with whom the Company has expanded its relationship while securing what it believes to be favorable business terms over the years, accounted for 48% and 49% of the Company’s total data acquisition costs for the years ended December 31, 2023 and 2022, respectively. The amended and renewed term of the agreement with this supplier ends June 30, 2026. The Company may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to the Company and the Company may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2023, the remaining minimum purchase commitments through the end of the amended and renewed term is $13.4 million. If the Company is unable to maintain its relationship with its largest data supplier, its ability to provide products and services could be negatively impacted, as it would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect its reputation, business, financial condition and results of operations and, if it is unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on its business and financial condition.

As of December 31, 2023 and 2022, among data suppliers, one data supplier accounted for 27% and 40% of the Company’s total accounts payable, respectively.

(r) Recently issued accounting standards

In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)," which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 31, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the guidance to determine its impact on our consolidated financial statements and related disclosures.

3. Earnings per share

For the years ended December 31, 2023 and 2022, the basic and diluted earnings per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2023	2022
Numerator:
Net income	$13,529	$616
Denominator:
Weighted average shares outstanding:
Basic	13,974,125	13,759,296
Diluted(1)	14,134,021	14,107,144
Earnings per share:
Basic	$0.97	$0.04
Diluted	$0.96	$0.04

(1)
For the years ended December 31, 2023 and 2022, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

4. Accounts receivable, net

Accounts receivable, net consists of the following:

(In thousands)	December 31, 2023	December 31, 2022
Accounts receivable	$7,294	$5,595
Less: Allowance for doubtful accounts	(159)	(60)
Total accounts receivable, net	$7,135	$5,535

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2023	2022
Beginning balance	$60	$28
Charges to expenses	1,088	174
Write-offs	(989)	(142)
Ending balance	$159	$60

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2023	December 31, 2022
Computer and network equipment	$1,127	$1,082
Furniture, fixtures and office equipment	787	776
Leasehold improvements	53	53
Total cost	1,967	1,911
Less: Accumulated depreciation	(1,375)	(1,202)
Property and equipment, net	$592	$709

Depreciation of property and equipment of $233 and $235 was recorded for the years ended December 31, 2023 and 2022, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2023			December 31, 2022
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$63,545	$(29,142)	$34,403	$52,678	$(21,031)	$31,647

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $8,119 and $6,440 were included in depreciation and amortization expense for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, intangible assets of $5,287, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $10,875 and $10,077 during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, estimated amortization expenses related to the Company’s intangible assets for 2024 through 2029 and thereafter are as follows:

(In thousands)
Year	December 31, 2023
2024	9,452
2025	8,285
2026	6,833
2027	5,217
2028	2,774
2029 and thereafter	1,842
Total	$34,403

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Accrued payroll and related expenses	$1,685	$1,600
Accrued data acquisition costs	131	116
Sales tax payable	50	38
Income tax payable	16	-
Miscellaneous expenses payable	107	91
Total	$1,989	$1,845

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on income before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Current
Federal	$16	$-
State	94	7
	110	7
Deferred
Federal	(2,139)	1,149
State	371	392
Valuation allowance	(8,033)	(1,452)
	(9,801)	89
Income tax (benefit) expense	$(9,691)	$96

The Company’s effective income tax (benefit) expense differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2023 and 2022. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2023		2022
Tax on income before income taxes	$806	21%	$150	21%
Effect of state taxes (net of federal income tax effect)	515	13%	428	60%
Research and development tax credits	(3,213)	-84%	-	0%
Excess tax benefit from share-based compensation	135	4%	(731)	-103%
Nondeductible executive compensation	300	8%	1,789	251%
Other permanent differences	(115)	-4%	(57)	-8%
State rate change	(86)	-2%	(31)	-4%
Changes in valuation allowance	(8,033)	-209%	(1,452)	-204%
Income tax (benefit) expense	$(9,691)	-253%	$96	13%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$8,786	$10,802
Research and development tax credits	3,165	-
Share-based compensation	941	759
Accounts receivable	41	16
Operating lease liabilities	661	342
Deferred revenue and others	177	184
	13,771	12,103
Valuation allowance	-	(8,033)
	13,771	4,070
Deferred tax liabilities:
Intangible assets	3,475	3,889
Right-of-use assets	633	295
Property and equipment	149	173
	4,257	4,357
Net deferred tax assets (liabilities)	$9,514	$(287)

As of December 31, 2023, the Company had gross federal and state net operating loss carryforwards of $36,486 and $24,021, respectively. Federal net operating losses have an indefinite life and do not expire. State net operating losses of approximate $7,108 expire beginning in 2029 and the remaining could be carried forward indefinitely. As of December 31, 2023, the Company has $3,165 of research and development tax credits which begin to expire in 2039. The Company’s federal and state net operating losses, and research and development tax credits, are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Primarily due to cumulative pre-tax losses, management determined a full valuation allowance of $8,033 was necessary as of December 31, 2022, to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the year ended December 31, 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income and the reversal of taxable temporary differences, the realization of the deferred tax assets as of December 31, 2023 is more likely than not.

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

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law, and new authoritative rulings. Due to the existence of net operating loss carryforwards since inception, all of the Company’s income tax filings remain open for tax examinations.

The Company does not have any unrecognized tax benefits as of December 31, 2023 and 2022.

9. Common stock and preferred stock

Common stock and treasury stock

As of December 31, 2023 and 2022, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 13,980,274 and 13,956,404 shares of common stock were issued, respectively, which included shares of treasury stock of 9,428 and 0, respectively.

During the year ended December 31, 2022, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 770,210 shares of common stock issued as a result of the vesting of RSUs, of which, 252,346 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $5,200. The treasury stock of 252,346 shares was then retired fully during the year ended December 31, 2022.
•
On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on December 19, 2023, the board of directors authorized the repurchase of an additional $5.0 million of the Company's common stock (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors. During the year ended December 31, 2022, the Company repurchased 50,000 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $878. The treasury stock of 50,000 shares was then retired fully during the year ended December 31, 2022.

During the year ended December 31, 2023, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 309,416 shares of common stock were issued as a result of the vesting of RSUs, of which, 99,234 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $1,992. The treasury stock of 99,234 shares was then retired during the year ended December 31, 2023.
•
During the year ended December 31, 2023, the Company repurchased 195,740 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $3,755. Related treasury stock of 186,312 shares, with a cost of $3,567, was retired during the year ended December 31, 2023, which resulted in a treasury stock balance of $188 as of December 31, 2023.

Preferred stock

As of December 31, 2023 and 2022, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2023, there were 1,997,455 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSUs activity during the years ended December 31, 2023 and 2022 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2021	1,306,953	$18.85
Granted(1)	561,100	$18.29
Vested and delivered	(517,864)	$15.86
Withheld as treasury stock(2)	(252,346)	$16.71
Vested not delivered(3)	(8,716)	$22.81
Forfeited	(44,995)	$26.30
Unvested as of December 31, 2022	1,044,132	$20.64
Granted(1)	399,900	$20.39
Vested and delivered	(210,182)	$21.48
Withheld as treasury stock(2)	(99,234)	$21.56
Vested not delivered(3)	(8,900)	$22.12
Forfeited	(107,998)	$20.79
Unvested as of December 31, 2023	1,017,718	$20.10
(1)
For the year ended December 31, 2022, the Company granted an aggregate of 561,100 RSUs to certain employees and members of the Company's board of directors at grant date fair values ranging from $16.00 to $28.75 per share, with a vesting period ranging from two to four years. For the year ended December 31, 2023, the Company granted an aggregate of 399,900 RSUs to certain employees and members of the Company's board of directors at grant date fair values ranging from $16.17 to $20.92 per share, with a vesting period ranging from 4 months to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 9 for details.
(3)
Vested not delivered represents RSUs that have been vested but the delivery of the common stock underlying such RSUs were deferred.

There were certain grants of RSUs with both time- and performance-based conditions. Details of such grants of RSUs were as follows:

			Weighted average		Amortization of share-based compensation
RSU grants with		Number	grant-date		Year Ended December 31,
performance criteria	Grant dates	of units	fair value	Vesting period	2023	2022
Criteria One(1)	9/5/2018 - 1/16/2019	1,577,500	$7.66	3-4 years	$-	$6
Criteria Two(2)	8/28/2019 - 9/8/2020	277,500	$12.27	3-4 years	(5)	278
Criteria Three(3)	8/28/2019 - 11/20/2020	455,000	$15.44	3 years	-	491
Criteria Four(4)	7/30/2021	120,000	$15.13	5 years	-	-
Criteria Five(5)	9/12/2023	12,000	$20.39	0.3 years	-	-
		2,442,000			$(5)	$775
(1)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, achieved certain performance criteria in gross revenue and positive adjusted EBITDA. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. As of June 30, 2019, the Company determined that the Criteria One was met. As of December 31, 2022, all shares underlying such awards have vested and been issued in accordance with their time-based vesting requirement.
(2)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, achieved certain performance criteria in gross revenue and positive adjusted EBITDA. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. The Company determined that Criteria Two was met as of March 31, 2021. As of December 31, 2023, all shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.

(3)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, achieved certain performance criteria in gross revenue and positive adjusted EBITDA. Provided the respective performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three years. As of the respective grant dates, the Company determined that it was probable that the Criteria Three would be met and therefore, began to record the related amortization expense on the grant dates. The Company determined that the performance criteria were met as of March 31, 2022. As of December 31, 2023, all shares underlying such awards are expected to vest and be issued in accordance with their time-based vesting requirement.
(4)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on November 7, 2022, with a fair value of $15.13 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. As of December 31, 2023, the Company determined that a total of 24,000 RSUs have forfeited as related performance milestones were not met, unless there is a change in control on or prior to June 30, 2026. No amortization of share-based compensation expense has been recognized for the remaining RSUs, because, as of December 31, 2023, the Company determined that it is not probable that any performance criteria will be met in the future. The remaining 96,000 RSUs, which were subsequently forfeited as a result of the termination of employment of the non-executive employee on February 2, 2024, were included in "Unvested as of December 31, 2023" with a fair value of $15.13 per share.
(5)
On September 12, 2023, the Company granted 12,000 RSUs, subject to performance-based requirements, to one non-executive employee, with a grant date fair value of $20.93 per share. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business for the period from July 1, 2023 to December 31, 2023. No amortization of share-based compensation expense has been recognized for these RSUs, because, as of December 31, 2023, the Company determined that such performance criteria were not met. The 12,000 RSUs were included in "Forfeited" during the year ended December 31, 2023.

As of December 31, 2023, unrecognized share-based compensation expense associated with the granted RSUs amounted to $16,551, which is expected to be recognized over a weighted average period of 2.4 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In thousands)	2023	2022
Sales and marketing expenses	$462	$290
General and administrative expenses	4,924	5,215
Share-based compensation expense	5,386	5,505
Capitalized in intangible assets	1,851	1,621
Total	$7,237	$7,126

11. Related party transactions

On November 15, 2023, the Company purchased 49,600 shares of its common stock from Nantahala Capital Management, LLC, a greater than 5% stockholder, at a price of $20.00 per share, under the Stock Repurchase Program.

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

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable 89-month operating lease agreement as amended and effective in January 2017, with an option to extend for an additional 60 months. On September 20, 2023, the Company entered into an amendment to its corporate headquarters lease agreement to exercise the extension option for an additional 60 months through June 30, 2029 (the "Amended Lease"), with an option to further extend for an additional 60 months. The Company also leases an additional office space of 6,003 rentable square feet in accordance with a non-cancellable 90-month operating lease agreement entered into in April 2017, with an option to extend for an additional 60 months. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised.

For the years ended December 31, 2023 and 2022, a summary of the Company’s lease information is shown below:

	Year Ended December 31,
(In thousands)	2023	2022
Lease cost:
Operating lease costs	$699	$672
Other information:
Cash paid for operating leases	$765	$743
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$1,919	$-
Weighted average discount rate for operating leases(2)	10%	-

(1)
The Amended Lease resulted in an addition of $1,919 to right-of-use assets and operating lease liabilities, as of September 20, 2023 (the "Remeasurement Date").

(2)
The Company used 10.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the Amended Lease to determine the present value of the lease payments because the implicit rate is not readily determinable. The discount rate was calculated on the basis of information available as of the Remeasurement Date. The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets calculated on the basis of information available as of January 1, 2019, the initial application date, as the discount rate for the leases that existed prior to the Remeasurement Date, to determine the present value of the lease payments.

As of December 31, 2023 and 2022, the weighted average remaining operating lease term was 4.9 years and 1.9 years, respectively.

As of December 31, 2023, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2023
2024	790
2025	580
2026	519
2027	535
2028	551
2029 and thereafter	279
Total maturities	$3,254
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$569
Noncurrent operating lease liabilities	1,999
Total operating lease liabilities	$2,568
Difference between the maturities and the present value of operating lease liabilities	$686

13. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $9,531 and $9,171 for the years ended December 31, 2023 and 2022, respectively, under certain data licensing agreements. As of December 31, 2023, future material capital commitments under certain data licensing agreements were $19,829, shown as follows:

(In thousands)
Year	December 31, 2023
2024	8,177
2025	7,702
2026	3,950
Total	$19,829

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

The Company may be involved in litigation from time to time in the ordinary course of business. The Company does not believe that the ultimate resolution of any such matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, the results of such matters cannot be predicted with certainty and the Company cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on its business, financial condition, results of operations, and cash flows.