Form 10-Q
period 2024-03-31
Red Violet, Inc.
filed 2024-05-08
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 13,730,543 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$32,147	$32,032
Accounts receivable, net of allowance for doubtful accounts of $212 and $159 as of March 31, 2024 and December 31, 2023, respectively	7,871	7,135
Prepaid expenses and other current assets	1,491	1,113
Total current assets	41,509	40,280
Property and equipment, net	601	592
Intangible assets, net	34,962	34,403
Goodwill	5,227	5,227
Right-of-use assets	2,323	2,457
Deferred tax assets	9,043	9,514
Other noncurrent assets	361	517
Total assets	$94,026	$92,990
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,353	$1,631
Accrued expenses and other current liabilities	4,741	1,989
Current portion of operating lease liabilities	588	569
Deferred revenue	652	690
Total current liabilities	8,334	4,879
Noncurrent operating lease liabilities	1,845	1,999
Total liabilities	10,179	6,878
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2024 and December 31, 2023	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,942,164 and 13,980,274 shares issued, and 13,740,164 and 13,970,846 shares outstanding, as of March 31, 2024 and December 31, 2023	14	14
Treasury stock, at cost, 202,000 and 9,428 shares as of March 31, 2024 and December 31, 2023	(4,143)	(188)
Additional paid-in capital	94,065	94,159
Accumulated deficit	(6,089)	(7,873)
Total shareholders' equity	83,847	86,112
Total liabilities and shareholders' equity	$94,026	$92,990

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$17,511	$14,626
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,756	3,179
Sales and marketing expenses	3,712	3,889
General and administrative expenses	5,790	5,241
Depreciation and amortization	2,270	1,916
Total costs and expenses	15,528	14,225
Income from operations	1,983	401
Interest income, net	365	286
Income before income taxes	2,348	687
Income tax expense (benefit)	564	(29)
Net income	$1,784	$716
Earnings per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05
Weighted average shares outstanding:
Basic	13,997,064	13,997,154
Diluted	14,164,506	14,236,771

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	6,800	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(1,561)	(31)	-	-	(31)
Common stock repurchased	-	-	(10,937)	(201)	-	-	(201)
Retirement of treasury stock	(1,561)	-	1,561	31	(31)	-	-
Share-based compensation	-	-	-	-	1,843	-	1,843
Net income	-	-	-	-	-	716	716
Balance at March 31, 2023	13,961,643	$14	(10,937)	$(201)	$94,293	$(20,686)	$73,420

Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	67,125	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(20,867)	(383)	-	-	(383)
Common stock repurchased	-	-	(276,940)	(5,514)	-	-	(5,514)
Retirement of treasury stock	(105,235)	-	105,235	1,942	(1,942)	-	-
Share-based compensation	-	-	-	-	1,848	-	1,848
Net income	-	-	-	-	-	1,784	1,784
Balance at March 31, 2024	13,942,164	$14	(202,000)	$(4,143)	$94,065	$(6,089)	$83,847

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,784	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,270	1,916
Share-based compensation expense	1,402	1,384
Write-off of long-lived assets	-	3
Provision for bad debts	70	668
Noncash lease expenses	134	145
Deferred income tax expense (benefit)	471	(30)
Changes in assets and liabilities:
Accounts receivable	(806)	(1,022)
Prepaid expenses and other current assets	(378)	(539)
Other noncurrent assets	156	(293)
Accounts payable	722	116
Accrued expenses and other current liabilities	(1,347)	(1,460)
Deferred revenue	(38)	93
Operating lease liabilities	(135)	(166)
Net cash provided by operating activities	4,305	1,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(65)	(44)
Capitalized costs included in intangible assets	(2,327)	(2,273)
Net cash used in investing activities	(2,392)	(2,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(383)	(31)
Repurchases of common stock	(1,415)	(175)
Net cash used in financing activities	(1,798)	(206)
Net increase (decrease) in cash and cash equivalents	$115	$(992)
Cash and cash equivalents at beginning of period	32,032	31,810
Cash and cash equivalents at end of period	$32,147	$30,818
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1
Share-based compensation capitalized in intangible assets	$446	$459
Retirement of treasury stock	$1,942	$31

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2024.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024 (“Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date included in the Form 10-K, but does not include all disclosures required by US GAAP.

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

(b) Recently issued accounting standards

In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)," which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 31, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the guidance to determine its impact on our condensed consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
(In thousands, except share data)	2024	2023
Numerator:
Net income	$1,784	$716
Denominator:
Weighted average shares outstanding:
Basic	13,997,064	13,997,154
Diluted(1)	14,164,506	14,236,771
Earnings per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

(1)
For the three months ended March 31, 2024 and 2023, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2024			December 31, 2023
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$66,318	$(31,356)	$34,962	$63,545	$(29,142)	$34,403

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $2,214 and $1,858 for the three months ended March 31, 2024 and 2023, respectively, were included in depreciation and amortization expense. As of March 31, 2024, intangible assets of $5,265, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,773 and $2,732 during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, estimated amortization expense related to the Company’s intangible assets for the remainder of 2024 through 2029 and thereafter are as follows:

(In thousands)
Year	March 31, 2024
Remainder of 2024	$7,164
2025	8,753
2026	7,301
2027	5,685
2028	3,253
2029 and thereafter	2,806
Total	$34,962

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2024 and December 31, 2023, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three months ended March 31, 2024 and 2023, and there was no accumulated goodwill impairment loss as of March 31, 2024.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of March 31, 2024, the current and noncurrent portion unbilled accounts receivable of $841 and $216, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2023, the current and noncurrent portion unbilled accounts receivable of $829 and $371, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended March 31, 2024 and 2023, 78% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 25% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of March 31, 2024 and December 31, 2023, the balance of deferred revenue was $652 and $690, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2023, $264 was recognized into revenue during the three months ended March 31, 2024.

As of March 31, 2024, $23,174 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $8,932 of revenue will be recognized in the remainder of 2024, $7,659 in 2025, $3,669 in 2026, $2,582 in 2027, $287 in 2028, and $45 in 2029. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. Prior to the third quarter of 2023, primarily due to cumulative pre-tax losses, management determined a full valuation allowance was necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the third quarter of 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of March 31, 2024 was more likely than not.

The Company’s effective income tax rate was 24% and (4%) for the three months ended March 31, 2024 and 2023, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%. The difference for the three months ended March 31, 2024 was primarily the effect of state income taxes and certain nondeductible permanent differences, partially offset by the utilization of research and development tax credits. The difference for the three months ended March 31, 2023 was primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

The Company does not have any material unrecognized tax benefits as of March 31, 2024 and December 31, 2023.

7. Common stock and treasury stock

As of March 31, 2024 and December 31, 2023, the number of issued shares of common stock was 13,942,164 and 13,980,274, respectively, which included shares of treasury stock of 202,000 and 9,428, respectively. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 67,125 shares of common stock were issued as a result of the vesting of RSUs, of which, 20,867 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $383. Related treasury stock of 20,867 shares was then retired during the three months ended March 31, 2024.
•
On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on each of December 19, 2023 and March 28, 2024, the board of directors authorized the repurchase of an additional $5.0 million of the Company's common stock (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors. During the three months ended March 31, 2024, the Company repurchased 276,940 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $5,514. Related treasury stock of 84,368 shares, with a cost of $1,559, was retired during the three months ended March 31, 2024, which resulted in a treasury stock balance of $4,143 as of March 31, 2024.

8. Share-based compensation

On March 22, 2018, the board of directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018 (the “Spin-off”), approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. Subsequently on June 3, 2020 and May 25, 2022, the Company’s stockholders approved amendments to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan to 4,500,000 shares and 6,500,000 shares, respectively.

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

As of March 31, 2024, there were 1,907,155 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan, as amended, have been in the form of RSUs. RSUs granted under the 2018 Plan, as amended, vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended March 31, 2024 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2023	1,017,718	$20.10
Granted(1)	214,150	$18.26
Vested and delivered	(46,258)	$25.49
Withheld as treasury stock(2)	(20,867)	$25.44
Forfeited	(123,850)	$16.71
Unvested as of March 31, 2024	1,040,893	$19.77

(1)
In March 2024, the Company granted 130,000 RSUs, subject to performance-based requirements, to one non-executive employee at a grant date fair value of $18.30 per share. Such RSU grant shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to December 31, 2030, the last achievement date deadline. No amortization of share-based compensation expense has been recognized for 115,000 RSUs among the above-mentioned grant, because, as of March 31, 2024, the Company determined that it is not probable that related performance criteria will be met. In addition to the 130,000 RSUs discussed above, the Company granted, during the three months ended March 31, 2024, an aggregate of 84,150 RSUs to certain employees and one director at grant date fair values ranging from $18.12 to $18.30 per share, with a vesting period ranging from one to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7, "Common stock and treasury stock," for details.

As of March 31, 2024, unrecognized share-based compensation expense associated with the granted RSUs amounted to $16,483, which is expected to be recognized over a remaining weighted average period of 2.9 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023
Sales and marketing expenses	$138	$107
General and administrative expenses	1,264	1,277
Share-based compensation expense	1,402	1,384
Capitalized in intangible assets	446	459
Total	$1,848	$1,843

9. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable 89-month operating lease agreement as amended and effective in January 2017, with an option to extend for an additional 60 months. On September 20, 2023, the Company entered into an amendment to its corporate headquarters lease agreement to exercise the extension option for an additional 60 months through June 30, 2029, with an option to further extend for an additional 60 months. The Company also leases an additional office space of 6,003 rentable square feet in accordance with a non-cancellable 90-month operating lease agreement entered into in April 2017, with an option to extend for an additional 60 months. The extension option is not included in the determination of the lease term as it is not reasonably certain to be exercised.

For the three months ended March 31, 2024 and 2023, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Lease cost:
Operating lease costs	$194	$168
Other information:
Cash paid for operating leases	$194	$190

As of March 31, 2024, the weighted average remaining operating lease term was 4.7 years.

As of March 31, 2024, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2024
Remainder of 2024	595
2025	580
2026	519
2027	535
2028	551
2029 and thereafter	279
Total maturities	$3,059
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$588
Noncurrent operating lease liabilities	1,845
Total operating lease liabilities	$2,433
Difference between the maturities and the present value of operating lease liabilities	$626

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,434 and $2,361 for the three months ended March 31, 2024 and 2023, respectively, under certain data licensing agreements. As of March 31, 2024, material capital commitments under certain data licensing agreements were $20,083, shown as follows:

(In thousands)
Year	March 31, 2024
Remainder of 2024	$6,488
2025	8,530
2026	4,839
2027	226
Total	$20,083

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

In addition to the foregoing, the Company may be involved in litigation from time to time in the ordinary course of business. The Company does not believe that the ultimate resolution of any such matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, the results of such matters cannot be predicted with certainty and the Company cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on its business, financial condition, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 7, 2024 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to the an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2024 and 2023, IDI had 8,241 and 7,256 billable customers and FOREWARN had 236,639 and 131,348 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended March 31, 2024 and 2023, 78% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 25% attributable to transactional customers, respectively.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation, and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

•
Total revenue increased 20% to $17.5 million.
•
Gross profit increased 20% to $11.5 million. Gross margin remained consistent at 66%.
•
Adjusted gross profit increased 20% to $13.8 million. Adjusted gross margin increased to 79% from 78%.
•
Net income increased 149% to $1.8 million, which resulted in earnings of $0.13 per basic and diluted share. Net income margin increased to 10% from 5%.
•
Adjusted EBITDA increased 54% to $5.7 million. Adjusted EBITDA margin increased to 32% from 25%.
•
Adjusted net income increased 36% to $3.2 million, which resulted in adjusted earnings of $0.23 and $0.22 per basic and diluted share, respectively.
•
Net cash provided by operating activities increased 181% to $4.3 million.
•
Cash and cash equivalents were $32.1 million as of March 31, 2024.

First Quarter and Recent Business Highlights

•
Added 366 customers to IDI during the first quarter, ending the quarter with 8,241 customers.
•
Added a record 51,259 users to FOREWARN during the first quarter, ending the quarter with 236,639 users. Over 425 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Purchased 291,879 shares of the Company’s common stock year to date through April 30, 2024, at an average price of $19.81 per share pursuant to the Company’s $15.0 million Stock Repurchase Program (as defined below), as amended, that was authorized on May 2, 2022. As of April 30, 2024, the Company has $4.6 million remaining under the Stock Repurchase Program.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, net, income tax expense (benefit), depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding share-based compensation expense, and amortization of share-based compensation capitalized in intangible assets, and including the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment, and capitalized costs included in intangible assets.

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income	$1,784	$716
Interest income, net	(365)	(286)
Income tax expense (benefit)	564	(29)
Depreciation and amortization	2,270	1,916
Share-based compensation expense	1,402	1,384
Litigation costs	27	3
Write-off of long-lived assets and others	7	2
Adjusted EBITDA	$5,689	$3,706
Revenue	$17,511	$14,626

Net income margin	10%	5%
Adjusted EBITDA margin	32%	25%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2024	2023
Net income	$1,784	$716
Share-based compensation expense	1,402	1,384
Amortization of share-based compensation capitalized in intangible assets	275	222
Tax effect of adjustments(1)	(308)	-
Adjusted net income	$3,153	$2,322
Earnings per share:
Basic	$0.13	$0.05
Diluted	$0.13	$0.05
Adjusted earnings per share:
Basic	$0.23	$0.17
Diluted	$0.22	$0.16
Weighted average shares outstanding:
Basic	13,997,064	13,997,154
Diluted	14,164,506	14,236,771

(1) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 25.75% for the three months ended March 31, 2024. There was no tax effect of such adjustments for the three months ended March 31, 2023, as a full valuation allowance was provided for the net deferred tax assets.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Revenue	$17,511	$14,626
Cost of revenue (exclusive of depreciation and amortization)	(3,756)	(3,179)
Depreciation and amortization of intangible assets	(2,214)	(1,858)
Gross profit	11,541	9,589
Depreciation and amortization of intangible assets	2,214	1,858
Adjusted gross profit	$13,755	$11,447

Gross margin	66%	66%
Adjusted gross margin	79%	78%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$4,305	$1,531
Less:
Purchase of property and equipment	(65)	(44)
Capitalized costs included in intangible assets	(2,327)	(2,273)
Free cash flow	$1,913	$(786)

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

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. We believe adjusted net income provides additional means of evaluating period-over-period operating performance by eliminating certain non-cash expenses and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Adjusted net income is a non-GAAP financial measure equal to net income, excluding share-based compensation expense, and amortization of share-based compensation capitalized in intangible assets, and including the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment, and capitalized costs included in intangible assets.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Revenue. Revenue increased $2.9 million or 20% to $17.5 million for the three months ended March 31, 2024 from $14.6 million for the three months ended March 31, 2023. Base revenue from existing customers increased $2.1 million or 19%, and growth revenue from existing customers increased $1.0 million or 62%, while revenue from new customers decreased $0.2 million or 13%. Our IDI billable customer base grew from 7,256 customers as of March 31, 2023 to 8,241 customers as of March 31, 2024, and our FOREWARN user base grew from 131,348 users to 236,639 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.6 million or 18% to $3.8 million for the three months ended March 31, 2024 from $3.2 million for the three months ended March 31, 2023. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 41% and 48% of our total data acquisition costs for the three months ended March 31, 2024 and 2023, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 21% for the three months ended March 31, 2024 from 22% for the three months ended March 31, 2023. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses decreased $0.2 million or 5% to $3.7 million for the three months ended March 31, 2024 from $3.9 million for the three months ended March 31, 2023. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The decrease during the three months ended March 31, 2024 was primarily attributable to the decrease of $0.6 million in provision for bad debts, which was offset by the increase of $0.3 million in salaries and benefits, and sales commission.

General and administrative expenses. General and administrative expenses increased $0.6 million or 10% to $5.8 million for the three months ended March 31, 2024 from $5.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.7 million and $2.8 million, respectively, share-based compensation expense of $1.3 million and $1.3 million, respectively, and professional fees of $1.2 million and $0.6 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million or 18% to $2.3 million for the three months ended March 31, 2024 from $1.9 million for the three months ended March 31, 2023. The increase in depreciation and amortization for the three months ended March 31, 2024 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after March 31, 2023.

Interest income, net. Interest income, net increased $0.1 million or 28% to $0.4 million for the three months ended March 31, 2024 from $0.3 million for the three months ended March 31, 2023. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes increased $1.6 million or 242% to $2.3 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023. The increase was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in provision for bad debts of $0.6 million, which was partially offset by the increase in employee salaries and benefits and sales commissions of $0.3 million, professional fees of $0.6 million, and depreciation and amortization of $0.4 million.

Income taxes. Income tax expense of $0.6 million was recognized for the three months ended March 31, 2024 compared to income tax benefit of $0.03 million for the three months ended March 31, 2023. A valuation allowance on the deferred tax assets was recognized as of March 31, 2023 to reduce the deferred tax assets to the amount that is more likely than not to be realized. Beginning from the three months ended September 30, 2023, the Company released the valuation allowance as the Company concluded that the realization of the deferred tax assets is more likely than not. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $1.8 million for the three months ended March 31, 2024 compared to $0.7 million for the three months ended March 31, 2023, as a result of the foregoing.

Effect of Inflation

We believe that the persistent inflationary pressure throughout 2023 and up to March 31, 2024 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending over the last several months, which have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the three months ended March 31, 2024, net cash provided by operating activities was $4.3 million, primarily the result of the net income of $1.8 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, provision for bad debts, noncash lease expenses, and deferred income tax expense (benefit)) totaling $4.3 million, and the cash used as a result of changes in assets and liabilities of $1.8 million, primarily the result of the increase in accounts receivable, and prepaid expenses and other current assets, and the decrease in accrued expenses and other current liabilities, which was offset by the increase in accounts payable. For the three months ended March 31, 2023, net cash provided by operating activities was $1.5 million, primarily the result of the net income of $0.7 million, adjusted for certain non-cash items, primarily as mentioned above, totaling $4.1 million, and the cash used as a result of changes in assets and liabilities of $3.3 million, primarily the result of the increase in accounts receivable, prepaid expenses and other current assets and other noncurrent assets, and the decrease in accrued expenses and other current liabilities, and operating lease liabilities.

Cash flows used in investing activities. For the three months ended March 31, 2024 and 2023, net cash used in investing activities was $2.4 million and $2.3 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the three months ended March 31, 2024, net cash used in financing activities was $1.8 million, resulting from the taxes paid related to the net share settlement of vesting of RSUs of $0.4 million, and the result of $1.4 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the board of directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. Subsequently on each December 19, 2023 and March 28, 2024, the board of directors approved the repurchases of an additional $5.0 million of our common stock under the Stock Repurchase Program. For the three months ended March 31, 2023, net cash used in financing activities was $0.2 million, mainly the result of $0.2 million paid in aggregate for the repurchase of common stock pursuant to the Stock Repurchase Program.

As of March 31, 2024, we had material commitments under certain data licensing agreements of $20.1 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $1.8 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had a total shareholders’ equity balance of $83.8 million.

As of March 31, 2024, we had cash and cash equivalents of approximately $32.1 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

Subject to revenue growth and our ability to generate positive cash flow, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended March 31, 2024 pursuant to the Stock Repurchase Program:

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	16,036	$18.77	16,036	$5,075,644
February 1, 2024 - February 29, 2024	27,564	$18.00	27,564	$4,579,445
March 1, 2024 - March 31, 2024	233,340	$20.18	233,340	$4,870,824
Total	276,940	$19.88	276,940

(1)
From April 1, 2024 to April 30, 2024, the Company purchased an additional 14,939 shares at an average price of $18.54 per share pursuant to the Stock Repurchase Program.

(2)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on each of December 19, 2023 and March 28, 2024, the board of directors authorized the repurchase of an additional $5.0 million of the Company's common stock (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Third Amendment to Employment Agreement dated March 5, 2024 by and between Red Violet, Inc. and Jeffrey Dell.					X
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

May 8, 2024		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)