Form 10-Q
period 2024-06-30
Red Violet, Inc.
filed 2024-08-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024, the registrant had 13,731,516 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$30,943	$32,032
Accounts receivable, net of allowance for doubtful accounts of $196 and $159 as of June 30, 2024 and December 31, 2023, respectively	7,963	7,135
Prepaid expenses and other current assets	1,483	1,113
Total current assets	40,389	40,280
Property and equipment, net	598	592
Intangible assets, net	35,487	34,403
Goodwill	5,227	5,227
Right-of-use assets	2,185	2,457
Deferred tax assets	8,433	9,514
Other noncurrent assets	1,133	517
Total assets	$93,452	$92,990
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,969	$1,631
Accrued expenses and other current liabilities	594	1,989
Current portion of operating lease liabilities	529	569
Deferred revenue	597	690
Total current liabilities	3,689	4,879
Noncurrent operating lease liabilities	1,765	1,999
Total liabilities	5,454	6,878
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2024 and December 31, 2023	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,744,189 and 13,980,274 shares issued, and 13,731,385 and 13,970,846 shares outstanding, as of June 30, 2024 and December 31, 2023	14	14
Treasury stock, at cost, 12,804 and 9,428 shares as of June 30, 2024 and December 31, 2023	(236)	(188)
Additional paid-in capital	91,672	94,159
Accumulated deficit	(3,452)	(7,873)
Total shareholders' equity	87,998	86,112
Total liabilities and shareholders' equity	$93,452	$92,990

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$19,056	$14,680	$36,567	$29,306
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,455	3,240	7,211	6,419
Sales and marketing expenses	4,406	3,078	8,118	6,967
General and administrative expenses	5,750	5,075	11,540	10,316
Depreciation and amortization	2,377	2,054	4,647	3,970
Total costs and expenses	15,988	13,447	31,516	27,672
Income from operations	3,068	1,233	5,051	1,634
Interest income, net	314	315	679	601
Income before income taxes	3,382	1,548	5,730	2,235
Income tax expense	745	160	1,309	131
Net income	$2,637	$1,388	$4,421	$2,104
Earnings per share:
Basic	$0.19	$0.10	$0.32	$0.15
Diluted	$0.19	$0.10	$0.31	$0.15
Weighted average shares outstanding:
Basic	13,780,074	13,961,862	13,888,569	13,979,411
Diluted	14,051,466	14,172,024	14,129,262	14,180,614

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at March 31, 2023	13,961,643	$14	(10,937)	$(201)	$94,293	$(20,686)	$73,420
Vesting of restricted stock units	3,400	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(1,072)	(19)	-	-	(19)
Common stock repurchased	-	-	(44,081)	(739)	-	-	(739)
Retirement of treasury stock	(53,352)	-	53,352	907	(907)	-	-
Share-based compensation	-	-	-	-	1,718	-	1,718
Net income	-	-	-	-	-	1,388	1,388
Balance at June 30, 2023	13,911,691	$14	(2,738)	$(52)	$95,104	$(19,298)	$75,768

Balance at March 31, 2024	13,942,164	$14	(202,000)	$(4,143)	$94,065	$(6,089)	$83,847
Vesting of restricted stock units	7,984	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(959)	(20)	-	-	(20)
Common stock repurchased	-	-	(15,804)	(295)	-	-	(295)
Retirement of treasury stock	(205,959)	-	205,959	4,222	(4,222)	-	-
Share-based compensation	-	-	-	-	1,829	-	1,829
Net income	-	-	-	-	-	2,637	2,637
Balance at June 30, 2024	13,744,189	$14	(12,804)	$(236)	$91,672	$(3,452)	$87,998

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	10,200	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(2,633)	(50)	-	-	(50)
Common stock repurchased	-	-	(55,018)	(940)	-	-	(940)
Retirement of treasury stock	(54,913)	-	54,913	938	(938)	-	-
Share-based compensation	-	-	-	-	3,561	-	3,561
Net income	-	-	-	-	-	2,104	2,104
Balance at June 30, 2023	13,911,691	$14	(2,738)	$(52)	$95,104	$(19,298)	$75,768

Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	75,109	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(21,826)	(403)	-	-	(403)
Common stock repurchased	-	-	(292,744)	(5,809)	-	-	(5,809)
Retirement of treasury stock	(311,194)	-	311,194	6,164	(6,164)	-	-
Share-based compensation	-	-	-	-	3,677	-	3,677
Net income	-	-	-	-	-	4,421	4,421
Balance at June 30, 2024	13,744,189	$14	(12,804)	$(236)	$91,672	$(3,452)	$87,998

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,421	$2,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,647	3,970
Share-based compensation expense	2,795	2,689
Write-off of long-lived assets	-	3
Provision for bad debts	224	789
Noncash lease expenses	272	293
Deferred income tax expense	1,081	124
Changes in assets and liabilities:
Accounts receivable	(1,052)	(1,810)
Prepaid expenses and other current assets	(370)	(554)
Other noncurrent assets	(616)	(164)
Accounts payable	338	(535)
Accrued expenses and other current liabilities	(1,351)	(1,451)
Deferred revenue	(93)	(43)
Operating lease liabilities	(274)	(337)
Net cash provided by operating activities	10,022	5,078
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(117)	(51)
Capitalized costs included in intangible assets	(4,738)	(4,509)
Net cash used in investing activities	(4,855)	(4,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(403)	(50)
Repurchases of common stock	(5,853)	(910)
Net cash used in financing activities	(6,256)	(960)
Net decrease in cash and cash equivalents	$(1,089)	$(442)
Cash and cash equivalents at beginning of period	32,032	31,810
Cash and cash equivalents at end of period	$30,943	$31,368
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$439	$22
Share-based compensation capitalized in intangible assets	$882	$872
Retirement of treasury stock	$6,164	$938

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income	$2,637	$1,388	$4,421	$2,104
Denominator:
Weighted average shares outstanding:
Basic	13,780,074	13,961,862	13,888,569	13,979,411
Diluted(1)	14,051,466	14,172,024	14,129,262	14,180,614
Earnings per share:
Basic	$0.19	$0.10	$0.32	$0.15
Diluted	$0.19	$0.10	$0.31	$0.15

(1)
For the three and six months ended June 30, 2024 and 2023, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2024			December 31, 2023
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$69,165	$(33,678)	$35,487	$63,545	$(29,142)	$34,403

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible salaries and staff benefits, share-based compensation, travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $2,322 and $1,995 for the three months ended June 30, 2024 and 2023, respectively, and $4,536 and $3,853 for the six months ended June 30, 2024 and 2023, respectively, were included in depreciation and amortization expense. As of June 30, 2024, intangible assets of $5,799, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $2,847 and $2,649 during the three months ended June 30, 2024 and 2023, respectively, and $5,620 and $5,381 during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, estimated amortization expense related to the Company’s intangible assets for the remainder of 2024 through 2029 and thereafter are as follows:

(In thousands)
Year	June 30, 2024
Remainder of 2024	$4,872
2025	9,317
2026	7,864
2027	6,248
2028	3,816
2029 and thereafter	3,370
Total	$35,487

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2024 and December 31, 2023, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three and six months ended June 30, 2024 and 2023, and there was no accumulated goodwill impairment loss as of June 30, 2024.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of June 30, 2024, the current and noncurrent portion unbilled accounts receivable of $1,016 and $987, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2023, the current and noncurrent portion unbilled accounts receivable of $829 and $371, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended June 30, 2024 and 2023, 74% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 26% and 21% attributable to transactional customers, respectively. For the six months ended June 30, 2024 and 2023, 76% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 24% and 23% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of June 30, 2024 and December 31, 2023, the balance of deferred revenue was $597 and $690, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2023, $166 and $430 was recognized into revenue during the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, $22,932 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $6,167 of revenue will be recognized in the remainder of 2024, $8,896 in 2025, $4,548 in 2026, $2,936 in 2027, $342 in 2028, and $43 in 2029. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. Prior to the third quarter of 2023, primarily due to cumulative pre-tax losses, management determined a full valuation allowance was necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the third quarter of 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of June 30, 2024 was more likely than not.

The Company’s effective income tax rate was 22% and 10% for the three months ended June 30, 2024 and 2023, respectively, and 23% and 6% for the six months ended June 30, 2024 and 2023, respectively, differing from the U.S. corporate statutory federal income tax rate of 21%. The difference for the three and six months ended June 30, 2024 was primarily the effect of state income taxes and certain nondeductible permanent differences, partially offset by the utilization of research and development tax credits. The difference for the three and six months ended June 30, 2023 was primarily the result of the valuation allowance applied to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

The Company does not have any material unrecognized tax benefits as of June 30, 2024 and December 31, 2023.

7. Common stock and treasury stock

As of June 30, 2024 and December 31, 2023, the number of issued shares of common stock was 13,744,189 and 13,980,274, respectively, which included shares of treasury stock of 12,804 and 9,428, respectively. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 75,109 shares of common stock were issued as a result of the vesting of RSUs, of which, 21,826 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $403. Related treasury stock of 21,826 shares was then retired during the six months ended June 30, 2024.
•
On May 2, 2022, the board of directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on each of December 19, 2023 and March 28, 2024, the board of directors authorized the repurchase of an additional $5.0 million of the Company's common stock (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors. During the six months ended June 30, 2024, the Company repurchased 292,744 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $5,809. Related treasury stock of 289,368 shares, with a cost of $5,761, was retired during the six months ended June 30, 2024, which resulted in a treasury stock balance of $236 as of June 30, 2024. The Company has $4,577 remaining under the Stock Repurchase Program as of June 30, 2024.

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

As of June 30, 2024, there were 1,926,852 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan, as amended, have been in the form of RSUs. RSUs granted under the 2018 Plan, as amended, vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions.

The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the six months ended June 30, 2024 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2023	1,017,718	$20.10
Granted(1)	232,985	$18.48
Vested and delivered	(53,283)	$25.08
Withheld as treasury stock(2)	(21,826)	$25.39
Forfeited	(162,382)	$17.40
Unvested as of June 30, 2024	1,013,212	$19.78

(1)
In March 2024, the Company granted 130,000 RSUs, subject to performance-based requirements, to one non-executive employee at a grant date fair value of $18.30 per share. Such RSU grant shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to December 31, 2030, the last achievement date deadline. No amortization of share-based compensation expense has been recognized for 115,000 RSUs among the above-mentioned grant, because, as of June 30, 2024, the Company determined that it is not probable that related performance criteria will be met. In addition to the 130,000 RSUs discussed above, the Company granted, during the six months ended June 30, 2024, an aggregate of 102,985 RSUs to certain employees and directors at grant date fair values ranging from $18.12 to $22.85 per share, with a vesting period ranging from one to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7, "Common stock and treasury stock," for details.

As of June 30, 2024, unrecognized share-based compensation expense associated with the granted RSUs amounted to $14,288, which is expected to be recognized over a remaining weighted average period of 1.9 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Sales and marketing expenses	$158	$125	$296	$232
General and administrative expenses	1,235	1,180	2,499	2,457
Share-based compensation expense	1,393	1,305	2,795	2,689
Capitalized in intangible assets	436	413	882	872
Total	$1,829	$1,718	$3,677	$3,561

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

For the three and six months ended June 30, 2024 and 2023, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Lease cost:
Operating lease costs	$195	$168	$389	$336
Other information:
Cash paid for operating leases	$196	$191	$390	$381

As of June 30, 2024, the weighted average remaining operating lease term was 4.6 years.

As of June 30, 2024, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2024
Remainder of 2024	400
2025	580
2026	519
2027	535
2028	551
2029 and thereafter	279
Total maturities	$2,864
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$529
Noncurrent operating lease liabilities	1,765
Total operating lease liabilities	$2,294
Difference between the maturities and the present value of operating lease liabilities	$570

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,406 and $2,358 for the three months ended June 30, 2024 and 2023, respectively, and $4,840 and $4,719 for the six months ended June 30, 2024 and 2023, under certain data licensing agreements. As of June 30, 2024, material capital commitments under certain data licensing agreements were $17,949, shown as follows:

(In thousands)
Year	June 30, 2024
Remainder of 2024	$4,281
2025	8,560
2026	4,869
2027	239
Total	$17,949

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

Overview

Red Violet, Inc., a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our AI/ML-driven identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2024 and 2023, IDI had 8,477 and 7,497 billable customers and FOREWARN had 263,876 and 146,537 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended June 30, 2024 and 2023, 74% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 26% and 21% attributable to transactional customers, respectively. For the six months ended June 30, 2024 and 2023, 76% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 24% and 23% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

•
Total revenue increased 30% to $19.1 million.
•
Gross profit increased 41% to $13.3 million. Gross margin increased to 70% from 64%.
•
Adjusted gross profit increased 36% to $15.6 million. Adjusted gross margin increased to 82% from 78%.
•
Net income increased 90% to $2.6 million, which resulted in earnings of $0.19 per basic and diluted share. Net income margin increased to 14% from 9%.
•
Adjusted EBITDA increased 47% to $6.8 million. Adjusted EBITDA margin increased to 36% from 32%.
•
Adjusted net income increased 33% to $3.9 million, which resulted in adjusted earnings of $0.28 per basic and diluted share.
•
Net cash provided by operating activities increased 61% to $5.7 million.
•
Cash and cash equivalents were $30.9 million as of June 30, 2024.

Second Quarter and Recent Business Highlights

•
Added 236 customers to IDI during the second quarter, ending the quarter with 8,477 customers.
•
Added 27,237 users to FOREWARN during the second quarter, ending the quarter with 263,876 users. Over 490 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Purchased 15,804 shares of the Company’s common stock during the second quarter at an average price of $18.61 per share pursuant to the Company’s $15.0 million Stock Repurchase Program (as defined below). Total shares purchased during the first half of 2024 was 292,744 shares at an average price of $19.81 per share. The Company has $4.6 million remaining under the Stock Repurchase Program.

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

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$2,637	$1,388	$4,421	$2,104
Interest income, net	(314)	(315)	(679)	(601)
Income tax expense	745	160	1,309	131
Depreciation and amortization	2,377	2,054	4,647	3,970
Share-based compensation expense	1,393	1,305	2,795	2,689
Litigation costs	(27)	45	-	48
Write-off of long-lived assets and others	-	-	7	2
Adjusted EBITDA	$6,811	$4,637	$12,500	$8,343
Revenue	$19,056	$14,680	$36,567	$29,306

Net income margin	14%	9%	12%	7%
Adjusted EBITDA margin	36%	32%	34%	28%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2024	2023	2024	2023
Net income	$2,637	$1,388	$4,421	$2,104
Share-based compensation expense	1,393	1,305	2,795	2,689
Amortization of share-based compensation capitalized in intangible assets	286	235	561	457
Tax effect of adjustments(1)	(425)	-	(733)	-
Adjusted net income	$3,891	$2,928	$7,044	$5,250
Earnings per share:
Basic	$0.19	$0.10	$0.32	$0.15
Diluted	$0.19	$0.10	$0.31	$0.15
Adjusted earnings per share:
Basic	$0.28	$0.21	$0.51	$0.38
Diluted	$0.28	$0.21	$0.50	$0.37
Weighted average shares outstanding:
Basic	13,780,074	13,961,862	13,888,569	13,979,411
Diluted	14,051,466	14,172,024	14,129,262	14,180,614

(1) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 25.75% for the three and six months ended June 30, 2024. There was no tax effect of such adjustments for the three and six months ended June 30, 2023, as a full valuation allowance was provided for the net deferred tax assets.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Revenue	$19,056	$14,680	$36,567	$29,306
Cost of revenue (exclusive of depreciation and amortization)	(3,455)	(3,240)	(7,211)	(6,419)
Depreciation and amortization of intangible assets	(2,322)	(1,995)	(4,536)	(3,853)
Gross profit	13,279	9,445	24,820	19,034
Depreciation and amortization of intangible assets	2,322	1,995	4,536	3,853
Adjusted gross profit	$15,601	$11,440	$29,356	$22,887

Gross margin	70%	64%	68%	65%
Adjusted gross margin	82%	78%	80%	78%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$5,717	$3,547	$10,022	$5,078
Less:
Purchase of property and equipment	(52)	(7)	(117)	(51)
Capitalized costs included in intangible assets	(2,411)	(2,236)	(4,738)	(4,509)
Free cash flow	$3,254	$1,304	$5,167	$518

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Revenue. Revenue increased $4.4 million or 30% to $19.1 million for the three months ended June 30, 2024 from $14.7 million for the three months ended June 30, 2023. Revenue from new customers increased $0.7 million or 58%, base revenue from existing customers increased $2.4 million or 21%, and growth revenue from existing customers increased $1.3 million or 69%. Our IDI billable customer base grew from 7,497 customers as of June 30, 2023 to 8,477 customers as of June 30, 2024, and our FOREWARN user base grew from 146,537 users to 263,876 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.3 million or 7% to $3.5 million for the three months ended June 30, 2024 from $3.2 million for the three months ended June 30, 2023. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% and 48% of our total data acquisition costs for the three months ended June 30, 2024 and 2023, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 18% for the three months ended June 30, 2024 from 22% for the three months ended June 30, 2023. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.3 million or 43% to $4.4 million for the three months ended June 30, 2024 from $3.1 million for the three months ended June 30, 2023. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the three months ended June 30, 2024 was primarily attributable to the increase of $1.2 million in salaries and benefits, and sales commission.

General and administrative expenses. General and administrative expenses increased $0.7 million or 13% to $5.8 million for the three months ended June 30, 2024 from $5.1 million for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, our general and administrative expenses consisted primarily of employee salaries and benefits of $2.9 million and $2.6 million, respectively, share-based compensation expense of $1.2 million and $1.2 million, respectively, and professional fees of $1.0 million and $0.8 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million or 16% to $2.4 million for the three months ended June 30, 2024 from $2.1 million for the three months ended June 30, 2023. The increase in depreciation and amortization for the three months ended June 30, 2024 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2023.

Interest income, net. Interest income, net remained consistent at $0.3 million for the three months ended June 30, 2024 and 2023. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes increased $1.9 million or 118% to $3.4 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023. The increase was primarily attributable to the increase in revenue, and decrease in our cost of revenue as a percentage of revenue, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.5 million, professional fees of $0.2 million, and depreciation and amortization of $0.3 million.

Income taxes. Income tax expense of $0.7 million and $0.2 million was recognized for the three months ended June 30, 2024 and 2023, respectively. A valuation allowance on the deferred tax assets was recognized as of June 30, 2023 to reduce the deferred tax assets to the amount that is more likely than not to be realized. Beginning from the three months ended September 30, 2023, the Company released the valuation allowance as the Company concluded that the realization of the deferred tax assets is more likely than not. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $2.6 million for the three months ended June 30, 2024 compared to $1.4 million for the three months ended June 30, 2023, as a result of the foregoing.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenue. Revenue increased $7.3 million or 25% to $36.6 million for the six months ended June 30, 2024 from $29.3 million for the six months ended June 30, 2023. Revenue from new customers increased $0.4 million or 14%, base revenue from existing customers increased $4.6 million or 20%, and growth revenue from existing customers increased $2.3 million or 66%. Our IDI billable customer base grew from 7,497 customers as of June 30, 2023 to 8,477 customers as of June 30, 2024, and our FOREWARN user base grew from 146,537 users to 263,876 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue increased $0.8 million or 12% to $7.2 million for the six months ended June 30, 2024 from $6.4 million for the six months ended June 30, 2023. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 44% and 48% of our total data acquisition costs for the six months ended June 30, 2024 and 2023, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees and pertinent personnel costs.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 20% for the six months ended June 30, 2024 from 22% for the six months ended June 30, 2023. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $1.1 million or 17% to $8.1 million for the six months ended June 30, 2024 from $7.0 million for the six months ended June 30, 2023. Sales and marketing expenses consist of salaries and benefits, advertising and marketing, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the six months ended June 30, 2024 was primarily attributable to the increase of $1.5 million in salaries and benefits, and sales commission, which was offset by the decrease of $0.6 million in provision for bad debts.

General and administrative expenses. General and administrative expenses increased $1.2 million or 12% to $11.5 million for the six months ended June 30, 2024 from $10.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, our general and administrative expenses consisted primarily of employee salaries and benefits of $5.6 million and $5.3 million, respectively, share-based compensation expense of $2.5 million and $2.5 million, respectively, and professional fees of $2.2 million and $1.4 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million or 17% to $4.6 million for the six months ended June 30, 2024 from $4.0 million for the six months ended June 30, 2023. The increase in depreciation and amortization for the six months ended June 30, 2024 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after June 30, 2023.

Interest income, net. Interest income, net increased $0.1 million or 13% to $0.7 million for the six months ended June 30, 2024 from $0.6 million for the six months ended June 30, 2023. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes increased $3.5 million or 156% to $5.7 million for the six months ended June 30, 2024 from $2.2 million for the six months ended June 30, 2023. The increase was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in provision for bad debts of $0.6 million, which was partially offset by the increase in employee salaries and benefits and sales commissions of $1.8 million, professional fees of $0.8 million, and depreciation and amortization of $0.6 million.

Income taxes. Income tax expense of $1.3 million and $0.1 million was recognized for the six months ended June 30, 2024 and 2023, respectively. A valuation allowance on the deferred tax assets was recognized as of June 30, 2023 to reduce the deferred tax assets to the amount that is more likely than not to be realized. Beginning from the three months ended September 30, 2023, the Company released the valuation allowance as the Company concluded that the realization of the deferred tax assets is more likely than not. See Note 6, “Income taxes,” included in “Notes to Condensed Consolidated Financial Statements.”

Net income. Net income was $4.4 million for the six months ended June 30, 2024 compared to $2.1 million for the six months ended June 30, 2023, as a result of the foregoing.

Effect of Inflation

We believe that the persistent inflationary pressure throughout 2023 and up to June 30, 2024 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending over the last several months, which have resulted, and may continue to result, in fluctuations in volumes, pricing and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the six months ended June 30, 2024, net cash provided by operating activities was $10.0 million, primarily the result of the net income of $4.4 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, provision for bad debts, noncash lease expenses, and deferred income tax expense) totaling $9.0 million, and the cash used as a result of changes in assets and liabilities of $3.4 million, primarily the result of the increase in accounts receivable, prepaid expenses and other current assets, and other noncurrent assets, and the decrease in accrued expenses and other current liabilities, and operating lease liabilities, which was partially offset by the increase in accounts payable. For the six months ended June 30, 2023, net cash provided by operating activities was $5.1 million, primarily the result of the net income of $2.1 million, adjusted for certain non-cash items, primarily as mentioned above, totaling $7.9 million, and the cash used as a result of changes in assets and liabilities of $4.9 million, primarily the result of the increase in accounts receivable, and prepaid expenses and other current assets, and the decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities.

Cash flows used in investing activities. For the six months ended June 30, 2024 and 2023, net cash used in investing activities was $4.9 million and $4.6 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the six months ended June 30, 2024, net cash used in financing activities was $6.3 million, resulting from the taxes paid related to the net share settlement of vesting of RSUs of $0.4 million, and the result of $5.9 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the board of directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. Subsequently on each of December 19, 2023 and March 28, 2024, the board of directors approved the repurchases of an additional $5.0 million of our common stock under the Stock Repurchase Program. For the six months ended June 30, 2023, net cash used in financing activities was $1.0 million, mainly the result of $0.9 million paid in aggregate for the repurchase of common stock pursuant to the Stock Repurchase Program.

As of June 30, 2024, we had material commitments under certain data licensing agreements of $17.9 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $2.6 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and net income of $4.4 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had a total shareholders’ equity balance of $88.0 million.

As of June 30, 2024, we had cash and cash equivalents of approximately $30.9 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

Subject to revenue growth and our ability to generate positive cash flow, we may have to raise capital through the issuance of additional equity and/or debt, which, if we are able to obtain, could have the effect of diluting stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended June 30, 2024 pursuant to the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	14,939	$18.54	14,939	$4,593,884
May 1, 2024 - May 31, 2024	865	$19.93	865	$4,576,646
June 1, 2024 - June 30, 2024	-	$-	-	$4,576,646
Total	15,804	$18.61	15,804

(1)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the board of directors of the Company authorized the Stock Repurchase Program to repurchase the Company's common stock from time to time, which was subsequently amended on each of December 19, 2023 and March 28, 2024. The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors.

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

August 7, 2024		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)