Form 10-K
period 2024-12-31
Red Violet, Inc.
filed 2025-02-27
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $223.7 million.

The number of shares outstanding of the registrant’s common stock, as of February 24, 2025, was 13,938,623.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which are incorporated herein by this reference.

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

Organizations are challenged by the structure, volume, velocity, and disparity of data. Our platform and applications provide real-time analytics, transforming the way our customers interact with information by presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2024 and 2023, IDI had 8,926 and 7,875 billable customers and FOREWARN had 303,418 and 185,380 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2024 and 2023, 77% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 21% attributable to transactional customers, respectively.

We endeavor to understand our customers’ needs at the moment of first engagement. We continuously engage with our customers and evaluate their usage of our solutions throughout their life cycle, to maximize utilization of our solutions and, hence, their productivity. Our go-to-market strategy leverages (a) an inside sales team that cultivates relationships, and ultimately closes business, with their end-user markets, (b) a strategic sales team that provides a more personal, face-to-face approach for major accounts within certain industries, and (c) distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. We employ a “land and expand” approach. Our sales model generally begins with a trial followed by an initial purchase on a transactional basis or minimum-committed monthly spend. As organizations derive benefits from our solutions, we are able to expand within organizations as additional use cases are presented across departments, divisions, and geographic locations, and customers become increasingly reliant on our solutions in their daily workflow.

For the years ended December 31, 2024 and 2023, we had revenue of $75.2 million and $60.2 million, net income of $7.0 million and $13.5 million (inclusive of a one-time deferred income tax benefit of $10.3 million in 2023), adjusted EBITDA of $23.6 million and $16.4 million, and adjusted net income of $11.5 million and $8.1 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States (“US GAAP”), excluding interest income, income tax expense (benefit), depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and discrete tax items, and including tax effect of adjustments. Refer to the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our solutions today consists of public and private sector organizations that are reliant on high-confidence, AI/ML-driven identity intelligence in their daily workflow.

Our addressable market includes the data and analytics sector, which continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile, and social media. Fortune Business InsightsTM projected the global big data analytics market to rise to $924.4 billion by 2032, exhibiting a CAGR of 13.0% during the forecast period from 2024 through 2032. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and to inform real-time decisions. Further, the digital transformation has created even greater fragmentation of data across multiple mediums, creating an inherent need for organizations to leverage scalable and unified data and analytics on a single platform. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company MarketsAndMarketsTM, the risk analytics market is projected to grow to $180.9 billion by 2029, representing CAGR of 24.8% from 2024 through 2029, with North America expected to account for the largest market size in the risk analytics market. Risk and fraud analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunications companies, corporate security, and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses, assets, and their interrelationships, to facilitate the location of individuals and assets, identity verification, legislative compliance, and to support criminal, legal, financial, insurance, and corporate investigations, due diligence, and the assessment and mitigation of counterparty risk.

Key Challenges Facing Our Customers

We believe our solutions address the challenges that organizations face today, which include:

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

Marketing—We have implemented various methods to market our products, including participation in trade shows and seminars, advertising, public relations, distribution of sales literature and product specifications and ongoing communication with prospective customers, distributors, resellers, strategic partners and our installed base of current customers.

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

During the years ended December 31, 2024 and 2023, no individual customer accounted for more than 10% of total revenue.

No individual customer accounted for more than 10% of our accounts receivable, net, as of December 31, 2024, and one individual customer accounted for 11% of our accounts receivable, net, as of December 31, 2023.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. Our other data suppliers include strategic partners, as well as various government and public record databases. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for 45% and 48% of our total data acquisition costs for the years ended December 31, 2024 and 2023, respectively. The amended and renewed term of the agreement with this supplier ends June 30, 2026. We may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2024, the remaining minimum purchase commitments through the end of the amended and renewed term is $8.1 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition, and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

Our Intellectual Property

We avail ourself of applicable trade secret and unfair competition laws to protect our proprietary technology, trademark law to protect our trademarks and domain names, and copyright laws to protect our content relating to, among other things, websites and marketing materials. Our intellectual property rights are embodied in confidential and proprietary technology and data, trademarked brands relating to our business units, products, services, and solutions, original content on our materials such as websites and marketing materials, and domain names. With respect to our trademarks, we maintain an extensive portfolio of perpetual common law and federally-registered trademark rights across several brands. While we may hold one or more patents, we do not rely primarily on patents to protect our intellectually property. Through contractual arrangements, robust employee training programs, and other information safeguards, we protect our key proprietary information and databases as trade secrets.

We use data acquired through licensing rights from approximately 30 providers. The loss of any one of these providers could have an immediate near-term impact on our financial position, results of operations, and liquidity. Also see “Concentration of Suppliers” above.

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (the “GLBA”), the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (the “DPPA”) and the Federal Trade Commission Act (the “FTC Act”). Additional requirements may also apply to us when providing services to U.S. federal, state, and local government agencies, including, without limitation, various Federal Acquisition Regulation and associated supplemental contract clauses. A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing, and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

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

Our Employees

We employ a total of 215 employees, all full-time, as of December 31, 2024. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate, and retain qualified sales and marketing, executive and administrative and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Corporate Information

On March 26, 2018, Cogint, Inc. (“cogint”) (now known as Fluent, Inc.) spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”).

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2024 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2024 Form 10-K and is not incorporated by reference in this 2024 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 53, has served as the Chief Executive Officer and a director of the Company since its formation in August 2017 and continuing through the Spin-off from cogint on March 26, 2018. Mr. Dubner was appointed as Interim Chairman of our Board of Directors in September 2018 and as Chairman of our Board of Directors in April 2020. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as cogint’s Co-Chief Executive Officer from March 2015 until March 2016. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 50, has served as President of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 46, has served as the Chief Financial Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over fifteen years of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an independent director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS after it acquired TLO in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from inception in 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 53, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through its Spin-off from cogint. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., an information solutions provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2024 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

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

In our industry, there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering and other database technologies, as well as the use of the internet and emerging technologies, such as but not limited to, artificial intelligence. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

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

Issues in the development and use of artificial intelligence may result in reputational harm, liability, or other adverse consequences to our business.

We use certain machine learning and artificial intelligence technologies in our business, and we are making continuing investments in this area, including ongoing deployment and improvement of existing machine learning and artificial intelligence technologies. These technologies are complex and continually evolving, and we face significant competition from other companies. Also, lawmakers have proposed laws and rulemaking related to the development and use of these technologies. Likewise, regulatory agencies, such as the Federal Trade Commission (FTC), have used their existing authority to bring legal action against organizations who are alleged to have deceived or harmed consumers through their usage of these technologies. We may be required to comply with new laws and regulations, as well as develop additional policies and practices for using certain data within machine learning and artificial intelligence technologies, which may be costly and time consuming. The introduction of machine learning and artificial intelligence technologies into new or existing products may result in increased risks, such as the risk of government scrutiny, lawsuits, security risks, or other issues that could adversely affect our business, our reputation, and/or our financial results.

Also, artificial intelligence may create content that appears correct but is flawed or erroneous. Any flaws or errors discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Legal, Regulatory and Compliance Risks

Our business is subject to various governmental regulations, laws, and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the GLBA, the DPPA, the FTC Act, and various other federal, state, and local laws and regulations, as well as - when we provide services to government agencies - applicable government procurement regulations and associated contract clauses. These laws and regulations, which generally are designed to protect consumers and to prevent the misuse of personal information are complex, change frequently, and have tended to become more stringent over time. We have already incurred significant expenses in our endeavors to comply with these laws.

Currently, public concern is high with regard to the collection, use, accuracy, correction, and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data, and other data which is personally identifiable or may be considered sensitive. In addition, many advocacy groups as well as some legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, and are otherwise concerned with businesses’ collection, storage, and use of personal information. Relatedly, several U.S. states have introduced and passed legislation to provide consumers with greater transparency and control over their personal information. Laws may allow consumers to request that businesses disclose to them what personal information is collected about them, delete or correct such personal information, and opt-them out of the sale or sharing of their personal information. There are approximately 20 states that have enacted some form of comprehensive data privacy legislation similar to the California Consumer Privacy Act and/or the Virginia Consumer Data Protection Act. While these laws include specific exemptions, including exemptions for practices and activities conducted pursuant to the GLBA and DPPA, they apply to other portions of our business that are not conducted pursuant to these laws. Other states are actively considering privacy and security bills, and may pass laws, either similar or dissimilar to existing state privacy laws in the future. Furthermore, the U.S. Congress is considering legislation and several administrative agencies are considering or have proposed rulemaking, each with respect to data privacy and security. At this time, it is unclear whether Congress will pass a law or whether any administrative agencies will proceed with regulatory action. At this time, it is also unclear whether any federal requirements will supplement or preempt state-level data privacy and security laws. In the absence of additional federal legislation or rulemaking, federal administrative agencies such as the FTC and the Consumer Financial Protection Bureau (CFPB) have increasingly used their existing authority to bring legal action against organizations who are alleged to have violated consumers’ privacy rights or failed to maintain adequate security measures.

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

Legal proceedings arise as part of the normal course of our business. These may include actions between us and a current or former employee, actions between us and a current former customer, individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings, or other actions brought by federal (e.g., the FTC or CFPB) or state (e.g., state attorneys general) authorities. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions, or inquiries which could affect their business and, in turn, our ability to do business with those customers.

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

Business and Operations Risks

Our future operating results remain uncertain.

We need to generate greater revenue from the sale of our products and services if we are to sustain profitability. If we are unable to generate greater revenue, we may not be able to continue to achieve profitability and generate positive cash flow from operations in the future

We depend, in part, on strategic alliances and joint ventures to grow our business. If we are unable to develop and maintain these strategic alliances and joint ventures, our growth may be adversely affected.

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

Our customers, and therefore our business and revenue, sometimes depend on favorable macroeconomic conditions and are impacted by the availability of credit, the level and volatility of interest rates, inflation, tariffs, employment levels, consumer confidence, and housing demand. In addition, a significant amount of our revenue is concentrated in the U.S. market across a broad range of industries. Our customer base suffers when financial markets experience volatility, illiquidity, and disruption, which has occurred in the past and which could reoccur. Such market developments, and the potential for increased and continuing disruptions going forward, present considerable risks to our business and operations. Changes in the economy have resulted, and may continue to result, in fluctuations in volumes, pricing, and operating margins for our services. Recent inflation, and higher interest rates imposed to combat inflation, may reduce the demand for various commercial transactions. The imposition of tariffs by the United States on foreign goods, tensions over the imposition of such tariffs, and (both actual and anticipated) retaliation from other countries may exasperate these issues. This, in turn, may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. If businesses in these industries experience economic hardship, we cannot assure you that we will be able to generate future revenue growth and these types of disruptions could negatively impact our revenue and results of operations.

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

The foregoing risks are heightened with respect to our largest data supplier, with whom we have expanded our relationship while securing favorable business terms over the years. If we are unable to maintain our current relationship with our largest data supplier, our ability to provide services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition, and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition. Also see “Concentration of Suppliers” above.

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

Since the Spin-off and through December 31, 2024, we issued an aggregate of 3,831,483 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended (the “2018 Plan”), 857,198 shares of which were retired and cancelled. Also, as of December 31, 2024, 56,984 shares underlying awards made under the 2018 Plan have vested but the delivery has been deferred by the recipients, and an additional 887,268 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2030. Pursuant to the 2018 Plan, our Board of Directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future stock incentive plans may also allow our Board of Directors to issue these equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2024, officers and directors of the Company owned approximately 10% of our common stock (approximately 12% on a fully diluted basis). In addition, one other significant stockholder of the Company owned approximately 11% of our common stock. As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

We are no longer an “emerging growth company,” however, we are still a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Although we ceased to be an “emerging growth company” on December 31, 2023, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we remain a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

While we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2024, we issued an aggregate of 1,233,915 shares of our common stock in connection with registered direct offerings. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

There is no assurance that we will continue to declare or pay dividends on our common stock in the future.

On December 3, 2024, we declared a special cash dividend on our common stock of $0.30 per share (the "Special Cash Dividend"), payable on or about February 14, 2025, to shareholders of record as of the close of business on January 31, 2025. However, there is no assurance that we will continue to declare or pay cash dividends in the future. Any future dividend payments are within the discretion of our Board of Directors and will depend upon, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, any contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant.

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

Governance

Our information security program and cyber risk management program is managed and overseen by Jeff Dell, our Chief Information Officer (“CIO”) and a team of information security personnel reporting to the CIO. Our CIO reports directly to the CEO and is responsible for the assessment and management of material risks for cybersecurity threats. Mr. Dell brings over 30 years of experience in information technology and information security, working as an executive within data-driven companies for the last 20 years, including serving as CIO since our formation in August 2017 and continuing through our Spin-off from cogint. Mr. Dell holds a Bachelor of Science in Business from Arizona State University and has earned GCIA, GCWN, GWAPT and CISSP certifications. For additional information regarding Mr. Dell’s business experience, see Part 1, Item 1 Business – Information About Our Executive Officers included in this Annual Report.

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

We did not experience a material cybersecurity incident during the year ended December 31, 2024, which has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the possibility of future cybersecurity incidents, as well as cybersecurity and technology risks more generally, could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. See “Item 1A. Risk Factors – Cybersecurity and Technology Risks” for more information.

Item 2. Properties.

Our headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where we lease 21,020 rentable square feet of office space in accordance with an 89-month lease agreement as amended and effective in January 2017. On September 20, 2023, we entered into an amendment to our corporate headquarters lease agreement to exercise an extension option for an additional 60 months through June 30, 2029. Our Seattle office is located at 1111 Third Avenue, Seattle, Washington 98101, where we lease 6,003 rentable square feet of office space in accordance with a 90-month lease agreement entered into in April 2017, which will expire in March 2025.

On December 20, 2024, we entered into a new non-cancellable 80-month lease agreement for our new Seattle office space of 6,709 rentable square feet, located at 520 Pike Tower, Seattle, Washington 98101, with the lease term preliminarily set to commence on May 1, 2025.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 13, “Commitments and contingencies,” included in “Notes to our Consolidated Financial Statements” contained in Part II, Item 8 of this 2024 Form 10-K, and is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors” above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “RDVT,” and began regular-way trading on March 27, 2018.

On December 3, 2024, we declared the Special Cash Dividend on our common stock of $0.30 per share, payable on or about February 14, 2025, to shareholders of record as of the close of business on January 31, 2025. Except for the above-mentioned Special Cash Dividend, we have not declared or paid other dividends or made any other distributions in respect of our common stock since March 27, 2018. There is no assurance that we will continue to declare or pay cash dividends in the future.

As of February 24, 2025, there were 13,938,623 shares of our common stock issued and outstanding. As of February 24, 2025, there were 23 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Repurchases of Equity Securities

On May 2, 2022, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock, and subsequently on December 19, 2023 and March 28, 2024, the Board of Directors authorized the repurchase of an additional $5.0 million each, bringing the total authorization to $15.0 million (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time and for any reason at the discretion of the Board of Directors.

The Company did not repurchase any common stock during the three months ended December 31, 2024 pursuant to the Stock Repurchase Program, and the approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program is approximately $4.6 million.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this 2024 Form 10-K. This 2024 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2024 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

Organizations are challenged by the structure, volume, velocity, and disparity of data. Our platform and applications provide real-time analytics, transforming the way our customers interact with information by presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With massive data assets consisting of public record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, to ensure safety, and to reduce fraud and the concomitant expense borne by society.

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2024 and 2023, IDI had 8,926 and 7,875 billable customers and FOREWARN had 303,418 and 185,380 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2024 and 2023, 77% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 21% attributable to transactional customers, respectively.

We endeavor to understand our customers’ needs at the moment of first engagement. We continuously engage with our customers and evaluate their usage of our solutions throughout their life cycle, to maximize utilization of our solutions and, hence, their productivity. Our go-to-market strategy leverages (a) an inside sales team that cultivates relationships, and ultimately closes business, with their end-user markets, (b) a strategic sales team that provides a more personal, face-to-face approach for major accounts within certain industries, and (c) distributors, resellers, and strategic partners that have a significant foothold in many of the industries that we have not historically served, as well as to further penetrate those industries that we do serve. We employ a “land and expand” approach. Our sales model generally begins with a trial followed by an initial purchase on a transactional basis or minimum-committed monthly spend. As organizations derive benefits from our solutions, we are able to expand within organizations as additional use cases are presented across departments, divisions, and geographic locations, and customers become increasingly reliant on our solutions in their daily workflow.

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

Revenue is recognized over a period of time. Our customers simultaneously receive and consume the benefits provided by our performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of December 31, 2024, the current and noncurrent portion unbilled accounts receivable of $0.9 million and $1.1 million, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. As of December 31, 2023, the current and noncurrent portion unbilled accounts receivable of $0.8 and $0.4, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. Our revenue arrangements do not contain significant financing components.

For the years ended December 31, 2024 and 2023, 77% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 21% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before we transfer services to the customer, those amounts are classified as deferred revenue. As of December 31, 2024 and 2023, the balance of deferred revenue was $0.7 million, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2023, $0.7 million was recognized into revenue during the year ended December 31, 2024.

As of December 31, 2024, $22.3 million of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $11.3 million of revenue will be recognized in 2025, $6.5 million in 2026, $3.8 million in 2027, $0.6 million in 2028, and $0.1 million in 2029. The actual timing of recognition may vary due to factors outside of our control. We exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.2 million as of December 31, 2024 and 2023, which was included within accounts receivable, net, in the consolidated balance sheets.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Prior to the third quarter of 2023, primarily due to cumulative pre-tax losses, management determined a full valuation allowance was necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. During the third quarter of 2023, we released the valuation allowance previously recorded on our deferred tax assets. We concluded that, due to our established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of the deferred tax assets as of December 31, 2024 and 2023 is more likely than not.

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

In accordance with ASC 350-40, “Software—internal use software,” we capitalize eligible costs, including personnel-related expenses, share-based compensation, and travel expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

Goodwill

In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative assessment involves determining the fair value of each reporting unit using market participant assumptions. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. We have assessed that we have one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit.

On October 1, 2024 and 2023, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We did not record a goodwill impairment loss during the years ended December 31, 2024 and 2023, and as of December 31, 2024, there was no accumulated goodwill impairment loss.

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

We did not record an impairment loss of long-lived assets during the years ended December 31, 2024 and 2023.

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

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2024, no amortization of share-based compensation expense has been recognized for 95,000 RSUs subject to Criteria Four, as defined in Note 10, “Share-based compensation,” included in “Notes to Consolidated Financial Statements,” because the Company determined that it is not probable that related performance criteria will be met.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (r) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2024 as compared to the three months ended December 31, 2023:

•
Total revenue increased 30% to $19.6 million.
•
Gross profit increased 43% to $13.7 million. Gross margin increased to 70% from 64%.
•
Adjusted gross profit increased 37% to $16.1 million. Adjusted gross margin increased to 82% from 78%.
•
Net income was $0.9 million compared to a net loss of $1.1 million, which resulted in earnings of $0.06 per basic and diluted share. Net income margin was 4% compared to a net loss margin of 7%.
•
Adjusted EBITDA increased 68% to $4.5 million. Adjusted EBITDA margin increased to 23% from 18%.
•
Adjusted net income increased 390% to $1.3 million, which resulted in adjusted earnings of $0.10 and $0.09 per basic and diluted share, respectively.
•
Cash from operating activities increased 59% to $6.7 million.
•
Cash and cash equivalents were $36.5 million as of December 31, 2024.

Full Year Financial Results

For the year ended December 31, 2024 as compared to the year ended December 31, 2023:

•
Total revenue increased 25% to $75.2 million.
•
Gross profit increased 33% to $51.8 million. Gross margin increased to 69% from 65%.
•
Adjusted gross profit increased 30% to $61.2 million. Adjusted gross margin increased to 81% from 78%.
•
Net income was $7.0 million compared to $13.5 million (inclusive of a one-time deferred income tax benefit of $10.3 million in 2023), which resulted in earnings of $0.51 and $0.50 per basic and diluted share, respectively. Net income margin decreased to 9% from 22%.
•
Adjusted EBITDA increased 44% to $23.6 million. Adjusted EBITDA margin increased to 31% from 27%.
•
Adjusted net income increased 42% to $11.5 million, which resulted in adjusted earnings of $0.83 and $0.82 per basic and diluted share, respectively.
•
Cash from operating activities increased 59% to $24.0 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, excluding interest income, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income (loss), the most directly comparable financial measure based on US GAAP, excluding share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and discrete tax items, and including the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as revenue less cost of revenue (exclusive of depreciation and amortization), and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

The following is a reconciliation of net income (loss), the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Net income (loss)	$863	$(1,070)	$7,003	$13,529
Interest income	(368)	(387)	(1,400)	(1,334)
Income tax (benefit) expense	(124)	562	2,317	(9,691)
Depreciation and amortization	2,481	2,211	9,562	8,352
Share-based compensation expense	1,496	1,328	5,948	5,386
Litigation costs	117	-	124	49
Write-off of long-lived assets and others	3	19	92	77
Adjusted EBITDA	$4,468	$2,663	$23,646	$16,368
Revenue	$19,565	$15,061	$75,189	$60,204

Net income (loss) margin	4%	(7%)	9%	22%
Adjusted EBITDA margin	23%	18%	31%	27%

The following is a reconciliation of net income (loss), the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands, except share data)	2024	2023	2024	2023
Net income (loss)	$863	$(1,070)	$7,003	$13,529
Share-based compensation expense	1,496	1,328	5,948	5,386
Amortization of share-based compensation capitalized in intangible assets	299	263	1,152	969
Discrete tax items(1)	-	-	-	(10,272)
Tax effect of adjustments(2)	(1,336)	(251)	(2,587)	(1,526)
Adjusted net income	$1,322	$270	$11,516	$8,086
Earnings per share:
Basic	$0.06	$(0.08)	$0.51	$0.97
Diluted	$0.06	$(0.08)	$0.50	$0.96
Adjusted earnings per share:
Basic	$0.10	$0.02	$0.83	$0.58
Diluted	$0.09	$0.02	$0.82	$0.57
Weighted average shares outstanding:
Basic	13,900,091	13,985,426	13,864,797	13,974,125
Diluted(3)	14,366,545	14,307,797	14,125,825	14,134,021

(1) During the three months ended September 30, 2023, a one-time income tax benefit of $10.3 million was recognized as a result of the release of the valuation allowance previously recorded on our deferred tax asset and cumulative research and development tax credit, which were excluded to calculate the adjusted net income.

(2) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 26.00% for the three and twelve months ended December 31, 2024, and 25.75% for the three and twelve months ended December 31, 2023.

(3) For the three months ended December 31, 2023, diluted weighted average shares outstanding for adjusted diluted earnings per share are calculated by the inclusion of unvested RSUs, which were not included in US GAAP diluted weighted average shares outstanding due to the Company's net loss position for such period.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Revenue	$19,565	$15,061	$75,189	$60,204
Cost of revenue (exclusive of depreciation and amortization)	(3,472)	(3,337)	(13,997)	(13,069)
Depreciation and amortization of intangible assets	(2,431)	(2,154)	(9,349)	(8,119)
Gross profit	13,662	9,570	51,843	39,016
Depreciation and amortization of intangible assets	2,431	2,154	9,349	8,119
Adjusted gross profit	$16,093	$11,724	$61,192	$47,135

Gross margin	70%	64%	69%	65%
Adjusted gross margin	82%	78%	81%	78%

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP measure, to FCF:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Net cash provided by operating activities	$6,691	$4,204	$23,960	$15,071
Less:
Purchase of property and equipment	(17)	(24)	(169)	(122)
Capitalized costs included in intangible assets	(2,280)	(2,103)	(9,398)	(9,024)
Free cash flow	$4,394	$2,077	$14,393	$5,925

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

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense, and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. We believe adjusted net income provides additional means of evaluating period-over-period operating performance by eliminating certain non-cash expenses and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Adjusted net income is a non-GAAP financial measure equal to net income (loss), excluding share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and discrete tax items, and including the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. Our adjusted gross profit is calculated by using revenue, less cost of revenue (exclusive of depreciation and amortization). We believe adjusted gross profit provides useful information to our investors by eliminating the impact of non-cash depreciation and amortization, and specifically the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment and capitalized costs included in intangible assets.

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

Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited quarterly consolidated statements of operations data and reconciliations of certain directly comparable US GAAP financial measures to non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF for each of the eight quarters in the two-year period ended December 31, 2024. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this 2024 Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this 2024 Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Revenue	$14,626	$14,680	$15,837	$15,061	$17,511	$19,056	$19,057	$19,565
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,179	3,240	3,313	3,337	3,756	3,455	3,314	3,472
Sales and marketing expenses	3,889	3,078	3,365	3,501	3,712	4,406	4,817	4,900
General and administrative expenses	5,241	5,075	5,223	6,907	5,790	5,750	5,994	8,341
Depreciation and amortization	1,916	2,054	2,171	2,211	2,270	2,377	2,434	2,481
Total costs and expenses	14,225	13,447	14,072	15,956	15,528	15,988	16,559	19,194
Income from operations	401	1,233	1,765	(895)	1,983	3,068	2,498	371
Interest income	286	315	346	387	365	314	353	368
Income before income taxes	687	1,548	2,111	(508)	2,348	3,382	2,851	739
Income tax (benefit) expense	(29)	160	(10,384)	562	564	745	1,132	(124)
Net income (loss)	$716	$1,388	$12,495	$(1,070)	$1,784	$2,637	$1,719	$863
Earnings (loss) per share:
Basic	$0.05	$0.10	$0.90	$(0.08)	$0.13	$0.19	$0.12	$0.06
Diluted	$0.05	$0.10	$0.87	$(0.08)	$0.13	$0.19	$0.12	$0.06
Weighted average shares outstanding:
Basic	13,997,154	13,961,862	13,952,426	13,985,426	13,997,064	13,780,074	13,782,476	13,900,091
Diluted	14,236,771	14,172,024	14,329,878	13,985,426	14,164,506	14,051,466	14,311,575	14,366,545

	Three Months Ended
(In thousands) (Unaudited)	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Net income (loss)	$716	$1,388	$12,495	$(1,070)	$1,784	$2,637	$1,719	$863
Interest income	(286)	(315)	(346)	(387)	(365)	(314)	(353)	(368)
Income tax (benefit) expense	(29)	160	(10,384)	562	564	745	1,132	(124)
Depreciation and amortization	1,916	2,054	2,171	2,211	2,270	2,377	2,434	2,481
Share-based compensation expense	1,384	1,305	1,369	1,328	1,402	1,393	1,657	1,496
Litigation costs	3	45	1	-	27	(27)	7	117
Write-off of long-lived assets and others	2	-	56	19	7	-	82	3
Adjusted EBITDA	$3,706	$4,637	$5,362	$2,663	$5,689	$6,811	$6,678	$4,468
Revenue	$14,626	$14,680	$15,837	$15,061	$17,511	$19,056	$19,057	$19,565

Net income (loss) margin	5%	9%	79%	(7%)	10%	14%	9%	4%
Adjusted EBITDA margin	25%	32%	34%	18%	32%	36%	35%	23%

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Net income (loss)	$716	$1,388	$12,495	$(1,070)	$1,784	$2,637	$1,719	$863
Share-based compensation expense	1,384	1,305	1,369	1,328	1,402	1,393	1,657	1,496
Amortization of share-based compensation capitalized in intangible assets	222	235	249	263	275	286	292	299
Discrete tax items	-	-	(10,272)	-	-	-	-	-
Tax effect of adjustments	-	-	(1,275)	(251)	(308)	(425)	(518)	(1,336)
Adjusted net income	$2,322	$2,928	$2,566	$270	$3,153	$3,891	$3,150	$1,322
Earnings (loss) per share:
Basic	$0.05	$0.10	$0.90	$(0.08)	$0.13	$0.19	$0.12	$0.06
Diluted	$0.05	$0.10	$0.87	$(0.08)	$0.13	$0.19	$0.12	$0.06
Adjusted earnings per share:
Basic	$0.17	$0.21	$0.18	$0.02	$0.23	$0.28	$0.23	$0.10
Diluted	$0.16	$0.21	$0.18	$0.02	$0.22	$0.28	$0.22	$0.09
Weighted average shares outstanding:
Basic	13,997,154	13,961,862	13,952,426	13,985,426	13,997,064	13,780,074	13,782,476	13,900,091
Diluted	14,236,771	14,172,024	14,329,878	14,307,797	14,164,506	14,051,466	14,311,575	14,366,545

	Three Months Ended
(In thousands) (Unaudited)	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Revenue	$14,626	$14,680	$15,837	$15,061	$17,511	$19,056	$19,057	$19,565
Cost of revenue (exclusive of depreciation and amortization)	(3,179)	(3,240)	(3,313)	(3,337)	(3,756)	(3,455)	(3,314)	(3,472)
Depreciation and amortization of intangible assets	(1,858)	(1,995)	(2,112)	(2,154)	(2,214)	(2,322)	(2,382)	(2,431)
Gross profit	9,589	9,445	10,412	9,570	11,541	13,279	13,361	13,662
Depreciation and amortization of intangible assets	1,858	1,995	2,112	2,154	2,214	2,322	2,382	2,431
Adjusted gross profit	$11,447	$11,440	$12,524	$11,724	$13,755	$15,601	$15,743	$16,093

Gross margin	66%	64%	66%	64%	66%	70%	70%	70%
Adjusted gross margin	78%	78%	79%	78%	79%	82%	83%	82%

	Three Months Ended
(In thousands) (Unaudited)	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
Net cash provided by operating activities	$1,531	$3,547	$5,789	$4,204	$4,305	$5,717	$7,247	$6,691
Less:
Purchase of property and equipment	(44)	(7)	(47)	(24)	(65)	(52)	(35)	(17)
Capitalized costs included in intangible assets	(2,273)	(2,236)	(2,412)	(2,103)	(2,327)	(2,411)	(2,380)	(2,280)
Free cash flow	$(786)	$1,304	$3,330	$2,077	$1,913	$3,254	$4,832	$4,394

Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue. Revenue increased $15.0 million or 25% to $75.2 million for the year ended December 31, 2024 from $60.2 million for the year ended December 31, 2023. Revenue from new customers increased $1.0 million or 18%, base revenue from existing customers increased $11.6 million or 25%, and growth revenue from existing customers increased $2.4 million or 33%. Our IDI billable customer base grew from 7,875 customers as of December 31, 2023 to 8,926 customers as of December 31, 2024, and our FOREWARN user base grew from 185,380 users to 303,418 users during that same period. Revenue from new customers represents the total monthly revenue generated from new customers in a given period. A customer is defined as a new customer during the first six months of revenue generation. Base revenue from existing customers represents the total monthly revenue generated from existing customers in a given period that does not exceed the customers' trailing six-month average revenue. A customer is defined as an existing customer six months after their initial month of revenue. Growth revenue from existing customers represents the total monthly revenue generated from existing customers in a given period in excess of the customers' trailing six-month average revenue.

Cost of revenue (exclusive of depreciation and amortization). Cost of revenue (exclusive of depreciation and amortization) increased $0.9 million or 7% to $14.0 million for the year ended December 31, 2024 from $13.1 million for the year ended December 31, 2023. Our cost of revenue primarily includes data acquisition costs. Data acquisition costs consist primarily of the costs to acquire data either on a transactional basis or through flat-fee data licensing agreements, including unlimited usage agreements. We continue to enhance the breadth and depth of our data through the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 45% and 48% of our total data acquisition costs for the years ended December 31, 2024 and 2023, respectively. Other cost of revenue items include expenses related to third-party infrastructure fees.

As the construct of our data costs is primarily a flat-fee, unlimited usage model, the cost of revenue as a percentage of revenue decreased to 19% for the year ended December 31, 2024 from 22% for the year ended December 31, 2023. We expect that cost of revenue as a percentage of revenue will continue to decrease over the coming years as our revenue increases. Historically, at scale, the industry business model’s cost of revenue will trend between 15% and 30% as a percentage of revenue.

Sales and marketing expenses. Sales and marketing expenses increased $4.0 million or 29% to $17.8 million for the year ended December 31, 2024 from $13.8 million for the year ended December 31, 2023. Sales and marketing expenses consist of personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense, incurred by our sales team, and provision for bad debts. The increase during the year ended December 31, 2024 was primarily attributable to an increase of $4.1 million in personnel-related expenses, $0.3 million in advertising, marketing and agency expenses, and $0.2 million in share-based compensation expense, which was partially offset by the decrease of $0.7 million in provision for bad debts.

General and administrative expenses. General and administrative expenses increased $3.5 million or 15% to $25.9 million for the year ended December 31, 2024 from $22.4 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, our general and administrative expenses consisted primarily of personnel-related expenses of $13.8 million and $11.8 million, share-based compensation expense of $5.3 million and $4.9 million, and professional fees of $4.2 million and $3.2 million, respectively.

Depreciation and amortization. Depreciation and amortization expenses increased $1.2 million or 14% to $9.6 million for the year ended December 31, 2024 from $8.4 million for the year ended December 31, 2023. The increase in depreciation and amortization for the year ended December 31, 2024 resulted primarily from the amortization of software developed for internal use that became ready for its intended use after December 31, 2023.

Interest income, net. Interest income increased $0.1 million or 5% to $1.4 million for the year ended December 31, 2024 from $1.3 million for the year ended December 31, 2023. This was primarily due to interest income earned on investments in certain money market funds.

Income before income taxes. Income before income taxes increased $5.5 million or 143% to $9.3 million for the year ended December 31, 2024 from $3.8 million for the year ended December 31, 2023. The increase was primarily attributable to the increase in revenue, decrease in our cost of revenue as a percentage of revenue, and decrease in provision for bad debts of $0.7 million, which was partially offset by the increase in personnel-related expenses of $6.1 million, share-based compensation expense of $0.6 million, professional fees of $1.0 million, and depreciation and amortization of $1.2 million.

Income tax expense (benefit). Income tax expense of $2.3 million was recognized for the year ended December 31, 2024 compared to income tax benefit of $9.7 million, inclusive of a one-time deferred income tax benefit as a result of the release of the valuation allowance previously recorded on deferred tax asset and the cumulative research and development tax credit, for the year ended December 31, 2023. Beginning from the third quarter of 2023, the Company released the valuation allowance previously recorded against its deferred tax assets as the Company concluded that the realization of the deferred tax assets is more likely than not. See Note 8, “Income Taxes,” included in “Notes to Consolidated Financial Statements.”

Net income. Net income was $7.0 million for the year ended December 31, 2024 compared to $13.5 million (inclusive of a one-time deferred income tax benefit of $10.3 million) for the year ended December 31, 2023, as a result of the foregoing.

Effect of Inflation

We believe the persistent inflationary pressure throughout 2024 and 2023 has contributed to deteriorating macroeconomic conditions and increased recession fears, causing businesses to slow their spending, which have resulted in, and may continue to result, in fluctuations in volumes, pricing, and operating margins for our services. Also, higher interest rates imposed to combat inflation, may reduce the demand for credit, which may lead to a decline in the volume of services we provide to our customers in the banking or financial industry, or other industries that are affected by these types of disruptions. However, the rates of inflation experienced in recent years have had no material impact on our financial statements as we have attempted to recover increased costs by increasing prices for our services, to the extent permitted by contracts and competition.

Liquidity and Capital Resources

Cash flows provided by operating activities. For the year ended December 31, 2024, net cash provided by operating activities was $24.0 million, primarily the result of the net income of $7.0 million, adjusted for certain non-cash items (consisting of share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense (benefit)) totaling $18.5 million, and the cash used as a result of changes in assets and liabilities of $1.5 million, primarily the result of the increase in accounts receivable, prepaid expenses and other current assets, and other noncurrent assets, and the decrease in operating lease liabilities, which was partially offset by the increase in accounts payable and accrued expenses and other current liabilities. For the year ended December 31, 2023, net cash provided by operating activities was $15.1 million, primarily the result of the net income of $13.5 million, adjusted for certain non-cash items, as mentioned above, totaling $5.6 million, and the cash used as a result of changes in assets and liabilities of $4.1 million, primarily the result of the increase in accounts receivable and prepaid expenses and other current assets, and the decrease in accounts payable and operating lease liabilities.

Cash flows used in investing activities. For the years ended December 31, 2024 and 2023, net cash used in investing activities was $9.6 million and $9.1 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities. For the year ended December 31, 2024, net cash used in financing activities was $9.9 million, resulting from the taxes paid related to the net share settlement of vesting of RSUs of $4.1 million, and the result of $5.9 million paid in aggregate for the repurchase of common stock pursuant to a stock repurchase program that the Board of Directors authorized on May 2, 2022 (the "Stock Repurchase Program"), authorizing the repurchase of up to $5.0 million of our common stock. Subsequently on each of December 19, 2023 and March 28, 2024, the Board of Directors approved the repurchases of an additional $5.0 million of our common stock under the Stock Repurchase Program. For the year ended December 31, 2023, net cash used in financing activities was $5.7 million, the result of $2.0 million in taxes paid related to the net share settlement of vesting of RSUs, and $3.7 million paid in aggregate for the repurchase of common stock pursuant to the Stock Repurchase Program.

As of December 31, 2024, we had material commitments under certain data licensing agreements of $13.7 million. We anticipate funding our operations using available cash and cash flow generated from operations within the next twelve months.

We reported net income of $7.0 million and $13.5 million (inclusive of a one-time deferred income tax benefit of $10.3 million as a result of the release of valuation allowance previously recorded against our deferred tax assets and the cumulative research and development tax credit) for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had a total shareholders’ equity balance of $86.6 million.

As of December 31, 2024, we had cash and cash equivalents of $36.5 million. Based on projections of growth in revenue and operating results in the next twelve months, and the available cash and cash equivalents held by us, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2024 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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
•
Issues in the development and use of artificial intelligence may result in reputational harm, liability, or other adverse consequences to our business.
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
•
Our future operating results remain uncertain.
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
•
There is no assurance that we will continue to declare or pay dividends on our common stock in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (the "COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was effective as of December 31, 2024, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter or year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this 2024 Form 10-K) is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this 2024 Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this 2024 Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this 2024 Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.	10-K	001-38407	4.1	March 12, 2020
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.3+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.5+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.6	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.7+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.8+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.9+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-K	001-38407	10.13	March 12, 2020
10.10+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 4, 2020
10.11+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Derek Dubner.	10-K	001-38407	10.15	March 10, 2021
10.12+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and James Reilly.	10-K	001-38407	10.16	March 10, 2021
10.13+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Daniel MacLachlan.	10-K	001-38407	10.17	March 10, 2021
10.14+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Jeffrey Dell.	10-K	001-38407	10.18	March 10, 2021
10.15	Form of Securities Purchase Agreement, dated as of November 19, 2021.	8-K	001-38407	10.1	November 19, 2021
10.16+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	May 26, 2022
10.17+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Derek Dubner.	10-Q	001-38407	10.1	August 7, 2023
10.18+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and James Reilly.	10-Q	001-38407	10.2	August 7, 2023
10.19+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Daniel MacLachlan.	10-Q	001-38407	10.3	August 7, 2023
10.20+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Jeffrey Dell.	10-Q	001-38407	10.4	August 7, 2023
10.21+	Third Amendment to Employment Agreement dated March 5, 2024 by and between Red Violet, Inc. and Jeffrey Dell.	10-Q	001-38407	10.1	May 8, 2024
19.1**	Insider Trading Policy.					X
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	RedViolet, Inc. Clawback Policy.	10-K	001-38407	97.1	March 7, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

+ Management contract or compensatory plan or arrangement.

* This certification is deemed furnished and not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

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

February 27, 2025		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Chairman	February 27, 2025
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	February 27, 2025
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ Peter Benz	Director	February 27, 2025
Peter Benz

/s/ Steven D. Rubin	Director	February 27, 2025
Steven D. Rubin

/s/ Lisa Stanton	Director	February 27, 2025
Lisa Stanton

/s/ William Livek	Director	February 27, 2025
William Livek

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Lauderdale, Florida

February 27, 2025

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$36,504	$32,032
Accounts receivable, net of allowance for doubtful accounts of $188 and $159 as of December 31, 2024 and 2023, respectively	8,061	7,135
Prepaid expenses and other current assets	1,627	1,113
Total current assets	46,192	40,280
Property and equipment, net	545	592
Intangible assets, net	35,997	34,403
Goodwill	5,227	5,227
Right-of-use assets	1,901	2,457
Deferred tax assets	7,496	9,514
Other noncurrent assets	1,173	517
Total assets	$98,531	$92,990
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,127	$1,631
Accrued expenses and other current liabilities	2,881	1,989
Current portion of operating lease liabilities	406	569
Deferred revenue	712	690
Dividend payable	4,181	-
Total current liabilities	10,307	4,879
Noncurrent operating lease liabilities	1,592	1,999
Total liabilities	11,899	6,878
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2024 and 2023	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,936,329 and 13,980,274 shares issued, and 13,936,329 and 13,970,846 shares outstanding, as of December 31, 2024 and 2023	14	14
Treasury stock, at cost, 0 and 9,428 shares as of December 31, 2024 and 2023	-	(188)
Additional paid-in capital	87,488	94,159
Accumulated deficit	(870)	(7,873)
Total shareholders' equity	86,632	86,112
Total liabilities and shareholders' equity	$98,531	$92,990

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023
Revenue	$75,189	$60,204
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	13,997	13,069
Sales and marketing expenses	17,835	13,833
General and administrative expenses	25,875	22,446
Depreciation and amortization	9,562	8,352
Total costs and expenses	67,269	57,700
Income from operations	7,920	2,504
Interest income	1,400	1,334
Income before income taxes	9,320	3,838
Income tax expense (benefit)	2,317	(9,691)
Net income	$7,003	$13,529
Earnings per share:
Basic	$0.51	$0.97
Diluted	$0.50	$0.96
Weighted average shares outstanding:
Basic	13,864,797	13,974,125
Diluted	14,125,825	14,134,021

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2022	13,956,404	$14	-	$-	$92,481	$(21,402)	$71,093
Vesting of restricted stock units	309,416	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(99,234)	(1,992)	-	-	(1,992)
Common stock repurchased	-	-	(195,740)	(3,755)	-	-	(3,755)
Retirement of treasury stock	(285,546)	-	285,546	5,559	(5,559)	-	-
Share-based compensation	-	-	-	-	7,237	-	7,237
Net income	-	-	-	-	-	13,529	13,529
Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	395,690	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(137,463)	(4,068)	-	-	(4,068)
Common stock repurchased	-	-	(292,744)	(5,809)	-	-	(5,809)
Retirement of treasury stock	(439,635)	-	439,635	10,065	(10,065)	-	-
Share-based compensation	-	-	-	-	7,575	-	7,575
Net income	-	-	-	-	-	7,003	7,003
Dividend declared on common stock, $0.30 per share	-	-	-	-	(4,181)	-	(4,181)
Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,003	$13,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,562	8,352
Share-based compensation expense	5,948	5,386
Write-off of long-lived assets	85	6
Provision for bad debts	342	1,088
Noncash lease expenses	556	576
Deferred income tax expense (benefit)	2,018	(9,801)
Changes in assets and liabilities:
Accounts receivable	(1,268)	(2,688)
Prepaid expenses and other current assets	(514)	(342)
Other noncurrent assets	(656)	84
Accounts payable	496	(598)
Accrued expenses and other current liabilities	936	100
Deferred revenue	22	20
Operating lease liabilities	(570)	(641)
Net cash provided by operating activities	23,960	15,071
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(169)	(122)
Capitalized costs included in intangible assets	(9,398)	(9,024)
Net cash used in investing activities	(9,567)	(9,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(4,068)	(1,992)
Repurchases of common stock	(5,853)	(3,711)
Net cash used in financing activities	(9,921)	(5,703)
Net increase in cash and cash equivalents	$4,472	$222
Cash and cash equivalents at beginning of period	32,032	31,810
Cash and cash equivalents at end of period	$36,504	$32,032
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$607	$82
Share-based compensation capitalized in intangible assets	$1,627	$1,851
Retirement of treasury stock	$10,065	$5,559
Right-of -use assets obtained in exchange of operating lease liabilities	$-	$1,919
Operating lease liabilities arising from obtaining right-of-use assets	$-	$1,919
Dividend declared not yet paid	$4,181	$-

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities

Red Violet, Inc. (“red violet,” or the “Company”), a Delaware corporation, is an analytics and information solutions company building proprietary technologies and applying analytical capabilities to deliver identity intelligence. The Company’s technology powers critical solutions, which empower organizations to operate with confidence. The Company’s solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s AI/ML-driven identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company drives workflow efficiency and enables organizations to make better data-driven decisions.

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

The Company reported net income of $7,003 and $13,529 (inclusive of a one-time deferred income tax benefit of $10,272 in 2023 as a result of the release of valuation allowance previously recorded against our deferred tax assets and the cumulative research and development tax credit) for the years ended December 31, 2024 and 2023, respectively. Net cash provided by operating activities was $23,960 and $15,071 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $870.

As of December 31, 2024, the Company had available cash and cash equivalents of $36,504, an increase of $4,472 from $32,032 as of December 31, 2023. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months from the date the financials are issued.

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

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $36,504 and $32,032 as of December 31, 2024 and 2023, respectively.

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

(d) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of December 31, 2024, the current and noncurrent portion unbilled accounts receivable of $937 and $1,080, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. As of December 31, 2023, the current and noncurrent portion unbilled accounts receivable of $829 and $371, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of various factors, including historical experience, the age of the accounts receivable balance, customer-specific facts, economic conditions, and other factors that may affect the Company's ability to collect from customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $188 and $159 as of December 31, 2024 and 2023, respectively, which was included within accounts receivable, net, on the consolidated balance sheets.

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

In accordance with Accounting Standards Codification ("ASC") 350-40, “Software — Internal use software,” the Company capitalizes eligible costs, including personnel-related expenses, share-based compensation, and travel expenses incurred by relevant employees, and other relevant costs of developing internal-use software that are incurred in the application development stage when developing or obtaining software for internal use. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life.

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2024 and 2023, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested at least annually for impairment, or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that its fair value exceeds the carrying value. A quantitative step one assessment involves determining the fair value of each reporting unit using market participant assumptions. Should an impairment exist, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. The Company has assessed that it has one operating segment and one reporting unit, and the consolidated net assets, including existing goodwill and other intangible assets, are considered to be the carrying value of the reporting unit.

The measurement date of the Company’s annual goodwill impairment test is October 1. On October 1, 2024 and 2023, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company did not record a goodwill impairment loss during the years ended December 31, 2024 and 2023, and as of December 31, 2024, there was no accumulated goodwill impairment loss.

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

The Company did not record an impairment loss of long-lived assets during the years ended December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, 77% and 79% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 21% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classiﬁed as deferred revenue. As of December 31, 2024 and 2023, the balance of deferred revenue was $712 and $690, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2023, $690 was recognized into revenue during the year ended December 31, 2024.

As of December 31, 2024, $22,250 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $11,260 of revenue will be recognized in 2025, $6,494 in 2026, $3,832 in 2027, $604 in 2028, and $60 in 2029. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $761 and $541 for the years ended December 31, 2024 and 2023, respectively.

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

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2024, no amortization of share-based compensation expense has been recognized for 95,000 RSUs subject to Criteria Four, as defined in Note 10.

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

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to the third quarter of 2023, primarily due to cumulative pre-tax losses, management determined a full valuation allowance was necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. Since the third quarter of 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of December 31, 2024 was more likely than not.

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

(q) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2024 and 2023, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the years ended December 31, 2024 and 2023, no individual customer accounted for more than 10% of the total revenue.

No individual customer accounted for more than 10% of the Company’s accounts receivable, net, as of December 31, 2024, and one individual customer accounted for 11% of the Company’s accounts receivable, net, as of December 31, 2023.

Concentration of suppliers

The Company’s products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including the Company’s largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records databases. The Company’s largest data supplier, with whom the Company has expanded its relationship while securing what it believes to be favorable business terms over the years, accounted for 45% and 48% of the Company’s total data acquisition costs for the years ended December 31, 2024 and 2023, respectively. The amended and renewed term of the agreement with this supplier ends June 30, 2026. The Company may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended and renewed term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to the Company and the Company may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2024, the remaining minimum purchase commitments through the end of the amended and renewed term is $8.1 million. If the Company is unable to maintain its relationship with its largest data supplier, its ability to provide products and services could be negatively impacted, as it would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect its reputation, business, financial condition and results of operations and, if it is unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on its business and financial condition.

As of December 31, 2024 and 2023, among data suppliers, one data supplier accounted for 37% and 27% of the Company’s total accounts payable, respectively.

(r) Recently issued accounting standards

In November 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")," which requires a public entity to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and an explanation of any additional measures the CODM uses in deciding how to allocate resources, and extend nearly all annual segment reporting requirements to quarterly reporting requirements. In addition, entities with a single reportable segment must now provide all segment disclosures required in ASC 280, including the new disclosures for reportable segments under the amendments in ASU 2023-07. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has assessed the impact of this guidance and concluded that it would not have a material impact on its consolidated financial statement and disclosure requirements. The Company has adopted this guidance as of December 31, 2024 on a retrospective basis, as presented in Note 12.

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

3. Earnings per share

For the years ended December 31, 2024 and 2023, the basic and diluted earnings per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2024	2023
Numerator:
Net income	$7,003	$13,529
Denominator:
Weighted average shares outstanding:
Basic	13,864,797	13,974,125
Diluted(1)	14,125,825	14,134,021
Earnings per share:
Basic	$0.51	$0.97
Diluted	$0.50	$0.96

(1)
For the years ended December 31, 2024 and 2023, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

4. Accounts receivable, net

Accounts receivable, net consists of the following:

(In thousands)	December 31, 2024	December 31, 2023
Accounts receivable	$8,249	$7,294
Less: Allowance for doubtful accounts	(188)	(159)
Total accounts receivable, net	$8,061	$7,135

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance	$159	$60
Charges to expenses	342	1,088
Write-offs	(313)	(989)
Ending balance	$188	$159

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2024	December 31, 2023
Computer and network equipment	$1,263	$1,127
Furniture, fixtures and office equipment	814	787
Leasehold improvements	53	53
Total cost	2,130	1,967
Less: Accumulated depreciation	(1,585)	(1,375)
Property and equipment, net	$545	$592

Depreciation of property and equipment of $213 and $233 was recorded for the years ended December 31, 2024 and 2023, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2024			December 31, 2023
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$74,409	$(38,412)	$35,997	$63,545	$(29,142)	$34,403

The gross amount associated with software developed for internal use represents capitalized costs of internally-developed software, including eligible personnel-related expenses, share-based compensation, and travel expenses incurred by relevant employees, and other relevant costs.

Amortization expenses of $9,349 and $8,119 were included in depreciation and amortization expense for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, intangible assets of $6,284, included in the gross amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of software developed for internal use of $11,025 and $10,875 during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, estimated amortization expenses related to the Company’s intangible assets for 2025 through 2030 and thereafter are as follows:

(In thousands)
Year	December 31, 2024
2025	9,996
2026	8,896
2027	7,280
2028	4,848
2029	2,885
2030 and thereafter	2,092
Total	$35,997

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Accrued personnel-related expenses	$2,534	$1,685
Accrued data acquisition costs	131	131
Sales tax payable	93	50
Income tax payable	-	16
Miscellaneous payables	123	107
Total	$2,881	$1,989

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on income before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Current
Federal	$111	$16
State	188	94
	299	110
Deferred
Federal	1,584	(2,139)
State	434	371
Valuation allowance	-	(8,033)
	2,018	(9,801)
Income tax expense (benefit)	$2,317	$(9,691)

The Company’s effective income tax expense (benefit) differed from the U.S. corporate statutory income tax rate for the years ended December 31, 2024 and 2023. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2024		2023
Tax on income before income taxes	$1,957	21%	$806	21%
Effect of state taxes (net of federal income tax effect)	529	6%	515	13%
Research and development tax credits	(479)	-5%	(3,213)	-84%
Excess tax benefit from share-based compensation	(573)	-6%	135	4%
Nondeductible executive compensation	834	9%	300	8%
Other permanent differences	25	0%	(115)	-4%
State rate change	24	0%	(86)	-2%
Changes in valuation allowance	-	0%	(8,033)	-209%
Income tax expense (benefit)	$2,317	25%	$(9,691)	-253%

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$6,573	$8,786
Research and development tax credits	3,329	3,165
Share-based compensation	759	941
Accounts receivable	49	41
Operating lease liabilities	520	661
Deferred revenue and others	186	177
	11,416	13,771
Deferred tax liabilities:
Intangible assets	3,301	3,475
Right-of-use assets	494	633
Property and equipment	125	149
	3,920	4,257
Net deferred tax assets	$7,496	$9,514

As of December 31, 2024, the Company had gross federal and state net operating loss carryforwards of $27,043 and $18,820, respectively. Federal net operating losses have an indefinite life and do not expire. Certain state net operating losses of approximate $6,235 expire beginning in 2029 and the remaining could be carried forward indefinitely. As of December 31, 2024, the Company has $3,329 of research and development tax credits which begin to expire in 2040. The Company’s federal and state net operating losses, and research and development tax credits, are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. Prior to the third quarter of 2023, primarily due to cumulative pre-tax losses, management determined a full valuation allowance was necessary to reduce the deferred tax assets to the amount that is more likely than not to be realized. Since the third quarter of 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of December 31, 2024 was more likely than not.

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

The Company does not have any unrecognized tax benefits as of December 31, 2024 and 2023.

9. Shareholders' equity

Common stock and treasury stock

As of December 31, 2024 and 2023, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 13,936,329 and 13,980,274 shares of common stock were issued, respectively, which included shares of treasury stock of 0 and 9,428, respectively.

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
•
On May 2, 2022, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on December 19, 2023 and March 28, 2024, the Board of Directors authorized the repurchase of an additional $5.0 million each, bringing the total authorization to $15.0 million (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time and for any reason at the discretion of the Board of Directors. During the year ended December 31, 2023, the Company repurchased 195,740 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $3,755. Related treasury stock of 186,312 shares, with a cost of $3,567, was retired during the year ended December 31, 2023, which resulted in a treasury stock balance of $188 as of December 31, 2023. Among the total 195,740 shares of common stock repurchased, there were 49,600 shares of common stock repurchased by the Company on November 15, 2023 from Nantahala Capital Management, LLC, a greater than 5% stockholder of the Company, at a price of $20.00 per share.

During the year ended December 31, 2024, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 395,690 shares of common stock were issued as a result of the vesting of RSUs, of which, 137,463 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $4,068. Related treasury stock of 137,463 shares was then retired during the year ended December 31, 2024.

•
During the year ended December 31, 2024, the Company repurchased 292,744 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $5,809. Related treasury stock of 302,172 shares, with a cost of $5,997, was retired during the year ended December 31, 2024, resulting in no treasury stock balance as of December 31, 2024. Among the total 292,744 shares of common stock repurchased, there were 200,000 shares of common stock repurchase by the Company from the Greater Miami Jewish Federation, Inc., a greater than 5% stockholder of the Company, at a price of $20.50 per share.

Preferred stock

As of December 31, 2024 and 2023, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

Dividend

On December 3, 2024 (the "Declaration Date"), the Company declared a special cash dividend on its common stock of $0.30 per share (the “Special Cash Dividend”), payable on or about February 14, 2025, to shareholders of record as of January 31, 2025. The aggregate amount of payment to be made in connection with the Special Cash Dividend will be approximately $4.2 million. Due to the existence of accumulated deficit as of the Declaration Date, the dividend was charged to additional paid-in capital, on the consolidated balance sheet.

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

As of December 31, 2024, there were 1,724,265 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSUs activity during the years ended December 31, 2024 and 2023 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2022	1,044,132	$20.64
Granted(1)	399,900	$20.39
Vested and delivered	(210,182)	$21.48
Withheld as treasury stock(2)	(99,234)	$21.56
Vested not delivered(3)	(8,900)	$22.12
Forfeited	(107,998)	$20.79
Unvested as of December 31, 2023	1,017,718	$20.10
Granted(1)	453,184	$23.84
Vested and delivered	(258,227)	$21.90
Withheld as treasury stock(2)	(137,463)	$21.94
Vested not delivered(3)	(7,950)	$21.36
Forfeited	(179,994)	$17.73
Unvested as of December 31, 2024	887,268	$21.67

(1)
For the year ended December 31, 2023, the Company granted an aggregate of 399,900 RSUs to certain employees and members of the Company's Board of Directors at grant date fair values ranging from $16.17 to $20.92 per share, with a vesting period ranging from four months to four years.

On March 18, 2024, the Company granted 130,000 RSUs, subject to performance-based requirements, to one non-executive employee at a grant date fair value of $18.30 per share, as detailed in Criteria Four below. In addition to such 130,000 RSUs subject to performance-based requirements, the Company granted, during the year ended December 31, 2024, an aggregate of 323,184 RSUs to certain employees and directors at grant date fair values ranging from $17.00 to $37.97 per share, with a vesting period ranging from one to four years.

(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 9 for details.
(3)
Vested not delivered represents RSUs that have been vested but the delivery of the common stock underlying such RSUs were deferred.

There were certain grants of RSUs with both time- and performance-based conditions. Details of such grants of RSUs were as follows:

			Weighted average		Amortization of share-based compensation
RSU grants with		Number	grant-date		Year Ended December 31,
performance criteria	Grant dates	of units	fair value	Vesting period	2024	2023
Criteria One(1)	8/28/2019 - 9/8/2020	277,500	$12.27	3-4 years	$-	$(5)
Criteria Two(2)	7/30/2021	120,000	$15.13	5 years	-	-
Criteria Three(3)	9/12/2023	12,000	$20.39	0.3 years	-	-
Criteria Four(4)	3/18/2024	130,000	$18.30	7 years	252	-
		539,500			$252	$(5)

(1)
Such RSU grants shall not vest unless and until the Company has, for any fiscal quarter in which the RSUs are outstanding, achieved certain performance criteria in gross revenue and positive adjusted EBITDA. Provided the performance criteria are met, the RSUs will vest in accordance with the time-based requirements contained in the award agreement over three or four years. The Company determined that Criteria Two was met as of March 31, 2021. As of December 31, 2023, all shares underlying such awards vested and were issued in accordance with their time-based vesting requirement.
(2)
On July 30, 2021, the Company granted 120,000 RSUs, subject to performance-based requirements, to one non-executive employee, which was subsequently modified on November 7, 2022, with a fair value of $15.13 per share as of the modification date. Such RSU grants shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to the achievement date deadline for each performance milestone. As of December 31, 2023, the Company determined that a total of 24,000 RSUs have forfeited as related performance milestones were not met, unless there is a change in control on or prior to June 30, 2026. The remaining 96,000 RSUs, which were forfeited as a result of the termination of employment of the non-executive employee on February 2, 2024, were included in "Unvested as of December 31, 2023," and "Forfeited" during the year ended December 31, 2024, with a fair value of $15.13 per share. No amortization of share-based compensation expense has ever been recognized for such RSUs.
(3)
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
(4)
On March 18, 2024, the Company granted 130,000 RSUs, subject to performance-based requirements, to one non-executive employee at a grant date fair value of $18.30 per share. Such RSU grant shall not vest unless and until the Company has achieved certain revenue for a portion of its business prior to December 31, 2030, the last achievement date deadline. No amortization of share-based compensation expense has been recognized for 95,000 RSUs among the above-mentioned grant, because, as of December 31, 2024, the Company determined that it is not probable that related performance criteria will be met in the future.

As of December 31, 2024, unrecognized share-based compensation expense associated with the granted RSUs amounted to $16,527, which is expected to be recognized over a weighted average period of 2.8 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In thousands)	2024	2023
Sales and marketing expenses	$606	$462
General and administrative expenses	5,342	4,924
Share-based compensation expense	5,948	5,386
Capitalized in intangible assets	1,627	1,851
Total	$7,575	$7,237

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

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable 89-month operating lease agreement as amended and effective in January 2017, with an option to extend for an additional 60 months. On September 20, 2023, the Company entered into an amendment to its corporate headquarters lease agreement to exercise the extension option for an additional 60 months through June 30, 2029 (the "Amended Headquarters Lease"), with an option to further extend for an additional 60 months. The extension option is not included in the determination of the lease term of the Amended Headquarters Lease as it is not reasonably certain to be exercised. The Company also leases an additional office space of 6,003 rentable square feet, located in Seattle, Washington, in accordance with a non-cancellable 90-month operating lease agreement entered into in April 2017 (the "Original Seattle Lease Agreement"), with an option to extend for an additional 60 months, and the Company has decided not to exercise the option to extend.

On December 20, 2024, the Company entered into a new non-cancellable 80-month operating lease agreement for its new Seattle office space of 6,709 rentable square feet (the "New Seattle Lease Agreement"), with the lease term preliminarily set to commence on May 1, 2025.

For the years ended December 31, 2024 and 2023, a summary of the Company’s lease information is shown below:

	Year Ended December 31,
(In thousands)	2024	2023
Lease cost:
Operating lease costs	$777	$699
Other information:
Cash paid for operating leases	$790	$765
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$-	$1,919
Weighted average discount rate for operating leases(2)	-	10%

(1)
The Amended Headquarters Lease resulted in an addition of $1,919 to right-of-use assets and operating lease liabilities, as of September 20, 2023 (the "Remeasurement Date").

(2)
The Company used 10.0%, its estimated incremental borrowing rate for similar secured assets, as the discount rate for the Amended Headquarters Lease to determine the present value of the lease payments because the implicit rate is not readily determinable. The discount rate was calculated on the basis of information available as of the Remeasurement Date. The Company used 8.0%, its estimated incremental borrowing rate for similar secured assets calculated on the basis of information available as of January 1, 2019, the initial application date, as the discount rate for the leases that existed prior to the Remeasurement Date, to determine the present value of the lease payments.

As of December 31, 2024 and 2023, the weighted average remaining operating lease term, excluding lease not yet commenced, was 4.3 years and 4.9 years, respectively.

As of December 31, 2024, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2024
2025	580
2026	519
2027	762
2028	859
2029	596
2030 and thereafter	663
Total maturities	$3,979
Less: Lease not yet commenced(1)	1,515
Total maturities, excluding lease not yet commenced	$2,464
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$406
Noncurrent operating lease liabilities	1,592
Total operating lease liabilities	$1,998
Difference between the maturities, excluding lease not yet commenced, and related present value of operating lease liabilities	$466

(1) On December 20, 2024, the Company entered into the New Seattle Lease Agreement, with the lease term preliminarily set to commence on May 1, 2025, at which point the Company will recognize a right-of-use asset and a corresponding lease liability on its consolidated balance sheet under ASC 842. The right-of-use asset and lease liability will be determined based on the pertinent information available as of the commencement date. As of December 31, 2024, the total undiscounted future lease payments for this lease are included into total maturities as presented in the table above, but its lease liability has not been recognized.

12. Segment information

The Company currently has one single operating and reporting segment, identity and information solutions, as defined by ASC 280, “Segment Reporting.” The Company has adopted ASU 2023-07 as of December 31, 2024. The Company builds proprietary technologies and applies analytical capabilities to deliver identity intelligence. The solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships, and are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s AI/ML-driven identity intelligence platform, CORE, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company generates substantially all of its revenue from licensing its solutions. Customers access the Company’s solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee, or (c) a combination of both. The Company derives revenue all in the United States and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner.

The Company’s chief operating decision maker (the “CODM”) is a group consisting of its Chief Executive Officer, President, and Chief Financial Officer.

The accounting policies of the identity and information solutions segment are the same as those described in the Summary of Significant Accounting Policies in Note 2. The CODM assesses performance for the identity and information solutions segment and decides how to allocate resources based on net income that also is reported on the statements of operations as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the entity, to pursue acquisitions, or to pay dividends. Net income is used to monitor budget versus actual results. The monitoring of budgeted versus actual results is also used in assessing performance of the segment.

In addition to net income as the measure of segment profit, the CODM evaluates the financial performance of its business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, income tax expense (benefit), depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others.

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Revenue	$75,189	$60,204
Less:
Cost of revenue (exclusive of depreciation and amortization)	13,997	13,069
Personnel-related expenses	28,488	22,371
Advertising, marketing and agency expenses	867	562
Provision for bad debts	342	1,088
Share-based compensation expense	5,948	5,386
Occupancy expenses	1,243	1,161
Professional fees	4,171	3,194
Other segment items(1)	2,651	2,517
Depreciation and amortization	9,562	8,352
Interest income	(1,400)	(1,334)
Income tax expense (benefit)	2,317	(9,691)
Segment net income	$7,003	$13,529
Consolidated net income	$7,003	$13,529

(1) Other segment items included in segment net income includes primarily travel and entertainments, acquisition costs, write-off of long-lived assets, and other selling, general and administrative expenses.

13. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $9,649 and $9,531 for the years ended December 31, 2024 and 2023, respectively, under certain data licensing agreements. As of December 31, 2024, future material capital commitments under certain data licensing agreements were $13,668, shown as follows:

(In thousands)
Year	December 31, 2024
2025	$9,007
2026	4,512
2027	149
Total	$13,668

(b) Employment agreements

The Company has employment agreements with certain executives, mainly including its Chief Executive Officer, President, Chief Financial Officer and Chief Information Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(c) Contingency

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations, or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. The Company reviews legal proceedings and claims on an ongoing basis and follow appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

On February 7, 2024, the Company was named as a defendant by Atlas Data Privacy Corporation (“Atlas”), Jane Doe-1, Jane Doe-2, Edwin Maldonado, Scott Maloney, Justyna Maloney, Patrick Colligan, and William Sullivan in an action filed in the Superior Court of New Jersey, Law Division, Monmouth County (the “Action”). Each plaintiff, other than Atlas, alleges that they are a covered person under a New Jersey state statute known as “Daniel’s Law”; Atlas alleges it is the assignee of claims from covered persons who allege Daniel’s Law was violated as to them. Each plaintiff, on their own behalf, and Atlas, on behalf of the alleged assignors, alleges the Company failed to comply with Daniel’s Law by not suppressing their home address and unpublished telephone number within 10 business days of receiving a suppression request.

The Company is one of over 150 companies sued by Atlas and a combination of individual plaintiffs in actions containing nearly identical allegations and seeking similar damages. The Company removed the matter to the United States District Court for the District of New Jersey, but the matter was remanded back to the Superior Court of New Jersey, Law Division, Monmouth County by order dated November 21, 2024, where the Action is pending. No trial date has been scheduled. Each plaintiff and Atlas seek to recover actual damages that are not less than liquidated damages under Daniel’s Law, punitive damages, pre- and post-judgment interest, attorneys’ fees and costs and injunctive relief. The Company is vigorously defending itself in the Action. Should the case be tried, an adverse ruling could have an immediate near-term impact on the Company's business, financial position, and/or operations. The Company has notified its insurer of the Action and has confirmed that the claim falls within the scope of its insurance coverage. As such, the Company anticipates that the insurer will cover defense costs and any potential liability, subject to policy limits and customary exclusions.

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