Form 10-Q
period 2025-03-31
Red Violet, Inc.
filed 2025-05-07
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, the registrant had 13,955,918 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$34,603	$36,504
Accounts receivable, net of allowance for doubtful accounts of $166 and $188 as of March 31, 2025 and December 31, 2024, respectively	9,646	8,061
Prepaid expenses and other current assets	1,653	1,627
Total current assets	45,902	46,192
Property and equipment, net	543	545
Intangible assets, net	37,488	35,997
Goodwill	5,227	5,227
Right-of-use assets	1,753	1,901
Deferred tax assets	6,597	7,496
Other noncurrent assets	1,579	1,173
Total assets	$99,089	$98,531
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,013	$2,127
Accrued expenses and other current liabilities	1,989	2,881
Current portion of operating lease liabilities	343	406
Deferred revenue	754	712
Dividend payable	-	4,181
Total current liabilities	5,099	10,307
Noncurrent operating lease liabilities	1,502	1,592
Other noncurrent liabilities	640	-
Total liabilities	7,241	11,899
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2025 and December 31, 2024	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,950,797 and 13,936,329 shares issued and outstanding, as of March 31, 2025 and December 31, 2024	14	14
Additional paid-in capital	89,264	87,488
Retained earnings (accumulated deficit)	2,570	(870)
Total shareholders' equity	91,848	86,632
Total liabilities and shareholders' equity	$99,089	$98,531

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$22,003	$17,511
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,661	3,756
Sales and marketing expenses	5,407	3,712
General and administrative expenses	6,174	5,790
Depreciation and amortization	2,550	2,270
Total costs and expenses	17,792	15,528
Income from operations	4,211	1,983
Interest income	308	365
Income before income taxes	4,519	2,348
Income tax expense	1,079	564
Net income	$3,440	$1,784
Earnings per share:
Basic	$0.25	$0.13
Diluted	$0.24	$0.13
Weighted average shares outstanding:
Basic	13,998,028	13,997,064
Diluted	14,491,713	14,164,506

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional	Retained earnings
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	Total
Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	67,125	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(20,867)	(383)	-	-	(383)
Common stock repurchased	-	-	(276,940)	(5,514)	-	-	(5,514)
Retirement of treasury stock	(105,235)	-	105,235	1,942	(1,942)	-	-
Share-based compensation	-	-	-	-	1,848	-	1,848
Net income	-	-	-	-	-	1,784	1,784
Balance at March 31, 2024	13,942,164	$14	(202,000)	$(4,143)	$94,065	$(6,089)	$83,847

Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632
Vesting of restricted stock units	19,500	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(5,032)	(202)	-	-	(202)
Retirement of treasury stock	(5,032)	-	5,032	202	(202)	-	-
Share-based compensation	-	-	-	-	1,978	-	1,978
Net income	-	-	-	-	-	3,440	3,440
Balance at March 31, 2025	13,950,797	$14	-	$-	$89,264	$2,570	$91,848

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,440	$1,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,550	2,270
Share-based compensation expense	1,596	1,402
Write-off of long-lived assets	2	-
Provision for bad debts	62	70
Noncash lease expenses	148	134
Deferred income tax expense	899	471
Changes in assets and liabilities:
Accounts receivable	(1,647)	(806)
Prepaid expenses and other current assets	(26)	(378)
Other noncurrent assets	(406)	156
Accounts payable	(114)	722
Accrued expenses and other current liabilities	(1,392)	(1,347)
Deferred revenue	42	(38)
Operating lease liabilities	(153)	(135)
Net cash provided by operating activities	5,001	4,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50)	(65)
Capitalized costs included in intangible assets	(2,469)	(2,327)
Net cash used in investing activities	(2,519)	(2,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(202)	(383)
Repurchases of common stock	-	(1,415)
Dividend payable	(4,181)	-
Net cash used in financing activities	(4,383)	(1,798)
Net (decrease) increase in cash and cash equivalents	$(1,901)	$115
Cash and cash equivalents at beginning of period	36,504	32,032
Cash and cash equivalents at end of period	$34,603	$32,147
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Share-based compensation capitalized in intangible assets	$382	$446
Retirement of treasury stock	$202	$1,942

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2025.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025 (“Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date included in the Form 10-K, but does not include all disclosures required by US GAAP.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant transactions among the Company and its subsidiaries have been eliminated upon consolidation.

(b) Recently issued accounting standards

In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)," which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 31, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the guidance to determine the impact on its condensed consolidated financial statements and related disclosures.

In November, 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04), Disaggregation of Income Statement Expenses (ASU 2024-03)," which requires disclosure within the notes to financial statements of specific information about certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The update is effective for annual periods for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. The Company is currently assessing the impact adopting this ASU will have on its condensed consolidated financial statements.

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

	Three Months Ended March 31,
(In thousands, except share data)	2025	2024
Numerator:
Net income	$3,440	$1,784
Denominator:
Weighted average shares outstanding:
Basic	13,998,028	13,997,064
Diluted(1)	14,491,713	14,164,506
Earnings per share:
Basic	$0.25	$0.13
Diluted	$0.24	$0.13

(1)
For the three months ended March 31, 2025 and 2024, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2025			December 31, 2024
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$77,075	$(40,864)	$36,211	$74,409	$(38,412)	$35,997
Acquired intangible assets	10 years	1,325	(48)	1,277	-	-	-
Total		$78,400	$(40,912)	$37,488	$74,409	$(38,412)	$35,997

The gross carrying amount of software developed for internal use includes capitalized costs related to the design, development, and testing of internal-use software. These costs primarily consist of eligible personnel-related expenses, share-based compensation, travel expenses, and other directly attributable costs incurred during the application development stage. The gross carrying amount of acquired intangible assets reflects the acquisition cost of certain data assets for which the Company has obtained perpetual usage rights.

Amortization expenses of $2,500 and $2,214 for the three months ended March 31, 2025 and 2024, respectively, were included in depreciation and amortization expense. As of March 31, 2025, intangible assets of $6,692, included in the gross carrying amounts of software developed for internal use, have not started amortization, as they are not ready for their intended use.

The Company capitalized costs of intangible assets of $3,991 and $2,773 during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, estimated amortization expense related to the Company’s intangible assets for the remainder of 2025 through 2030 and thereafter are as follows:

(In thousands)
Year	March 31, 2025
Remainder of 2025	7,748
2026	9,571
2027	7,955
2028	5,523
2029	3,560
2030 and thereafter	3,131
Total	$37,488

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2025 and December 31, 2024, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three months ended March 31, 2025 and 2024, and there was no accumulated goodwill impairment loss as of March 31, 2025.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of March 31, 2025, the current and noncurrent portion unbilled accounts receivable of $1,334 and $1,484, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2024, the current and noncurrent portion unbilled accounts receivable of $937 and $1,080, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended March 31, 2025 and 2024, 74% and 78% of total revenue was attributable to customers with pricing contracts, respectively, versus 26% and 22% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of March 31, 2025 and December 31, 2024, the balance of deferred revenue was $754 and $712, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2024, $311 was recognized into revenue during the three months ended March 31, 2025.

As of March 31, 2025, $22,035 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $8,888 of revenue will be recognized in the remainder of 2025, $7,800 in 2026, $4,322 in 2027, $875 in 2028, $145 in 2029, and $5 in 2030. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. During the third quarter of 2023, the Company released the valuation allowance previously recorded on its deferred tax assets. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of March 31, 2025 was more likely than not.

The Company’s effective income tax rate was 24% for the three months ended March 31, 2025 and 2024, differing from the U.S. corporate statutory federal income tax rate of 21%. The differences for the three months ended March 31, 2025 and 2024 were primarily the effect of state income taxes and certain nondeductible permanent differences, partially offset by the utilization of research and development tax credits.

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

The Company does not have any material unrecognized tax benefits as of March 31, 2025 and December 31, 2024.

7. Shareholders' equity

Common stock and treasury stock

As of March 31, 2025 and December 31, 2024, the number of issued shares of common stock was 13,950,797 and 13,936,329, respectively. The Company held no shares of treasury stock as of either date. The changes in the number of issued shares of common stock and treasury stock were due to the following factor: an aggregate of 19,500 shares of common stock were issued as a result of the vesting of RSUs, of which, 5,032 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $202. All 5,032 shares of treasury stock were retired during the period.

Dividend

On December 3, 2024, the Company declared a special cash dividend on its common stock of $0.30 per share (the “Dividend”) to shareholders of record as of January 31, 2025, and the aggregate amount of approximately $4.2 million was paid on February 14, 2025.

8. Share-based compensation

On March 22, 2018, the Board of Directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018 (the “Spin-off”), approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. Subsequently on June 3, 2020 and May 25, 2022, the Company’s stockholders approved amendments to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan to 4,500,000 shares and 6,500,000 shares, respectively. On April 17, 2025, the Board of Directors of the Company approved, subject to stockholder approval at the Company's 2025 Annual Meeting, an amendment and restatement to the 2018 Plan to, among other things, further increase the number of shares of common stock authorized for issuance under the 2018 Plan from 6,500,000 shares to 7,500,000 shares.

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

As of March 31, 2025, there were 1,655,452 shares of common stock available for future issuance under the 2018 Plan, as amended.

To date, all stock incentives issued under the 2018 Plan, as amended, have been in the form of RSUs. RSUs granted under the 2018 Plan, as amended, vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the three months ended March 31, 2025 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2024	887,268	$21.67
Granted(1)	95,650	$35.80
Vested and delivered	(14,468)	$21.68
Withheld as treasury stock(2)	(5,032)	$23.06
Forfeited	(26,837)	$22.77
Unvested as of March 31, 2025	936,581	$23.07

(1)
During the three months ended March 31, 2025, the Company granted an aggregate of 95,650 RSUs to certain employees and directors at grant date fair values ranging from $34.18 to $38.72 per share, with a vesting period ranging from three to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7 for details.

As of March 31, 2025, unrecognized share-based compensation expense associated with the granted RSUs amounted to $17,364, which is expected to be recognized over a remaining weighted average period of 2.7 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024
Sales and marketing expenses	$195	$138
General and administrative expenses	1,401	1,264
Share-based compensation expense	1,596	1,402
Capitalized in intangible assets	382	446
Total	$1,978	$1,848

9. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable operating lease agreement as amended and effective in January 2017, and the Company entered into a further amendment on September 20, 2023 to exercise the extension option for an additional 60 months through June 30, 2029, with an option to further extend for an additional 60 months. The Company also leases an additional office space of 6,003 rentable square feet in accordance with a non-cancellable operating lease agreement entered into in April 2017, which expired in March 2025. The extension options of such agreements were not included in the determination of the lease terms.

On December 20, 2024, the Company entered into a non-cancellable 80-month operating lease agreement for its new Seattle office space of 6,709 rentable square feet (the "New Seattle Lease Agreement"), with the lease term preliminarily set to commence on May 1, 2025.

For the three months ended March 31, 2025 and 2024, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Lease cost:
Operating lease costs	$194	$194
Other information:
Cash paid for operating leases	$201	$194

As of March 31, 2025, the weighted average remaining operating lease term was 4.2 years.

As of March 31, 2025, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2025
Remainder of 2025	380
2026	519
2027	737
2028	859
2029	596
2030 and thereafter	663
Total maturities	$3,754
Less: Lease not yet commenced(1)	1,491
Total maturities, excluding lease not yet commenced	$2,263
Present value included in consolidated balance sheet:
Current portion of operating lease liabilities	$343
Noncurrent operating lease liabilities	1,502
Total operating lease liabilities	$1,845
Difference between the maturities, excluding lease not yet commenced, and related present value of operating lease liabilities	$418

(1) On December 20, 2024, the Company entered into the New Seattle Lease Agreement, with the lease term preliminarily set to commence on May 1, 2025, at which point the Company will recognize a right-of-use asset and a corresponding lease liability on its consolidated balance sheet under ASC 842. The right-of-use asset and lease liability will be determined based on the pertinent information available as of the commencement date. As of March 31, 2025, the total undiscounted future lease payments for this lease are included into total maturities as presented in the table above, but its lease liability has not been recognized.

10. Segment information

The Company currently has one single operating and reporting segment, identity and information solutions, as defined by ASC 280, “Segment Reporting.” The Company adopted ASU 2023-07 as of December 31, 2024. There have been no significant changes in the basis of segmentation or in the basis of measurement of segment profit since the last annual report.

The Company’s chief operating decision maker (the “CODM”) assesses performance for the identity and information solutions segment and decides how to allocate resources based on net income that also is reported on the condensed consolidated statements of operations as net income. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Revenue	$22,003	$17,511
Less:
Cost of revenue (exclusive of depreciation and amortization)	3,661	3,756
Personnel-related expenses	7,693	5,789
Advertising, marketing and agency expenses	224	159
Provision for bad debts	62	70
Share-based compensation expense	1,596	1,402
Occupancy expenses	306	306
Professional fees	1,051	1,198
Other segment items(1)	649	578
Depreciation and amortization	2,550	2,270
Interest income	(308)	(365)
Income tax expense	1,079	564
Segment net income	$3,440	$1,784
Consolidated net income	$3,440	$1,784

(1) Other segment items included in segment net income includes primarily travel and entertainments, acquisition costs, write-off of long-lived assets, and other selling, general and administrative expenses.

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,542 and $2,434 for the three months ended March 31, 2025 and 2024, respectively, under certain data licensing agreements. As of March 31, 2025, material capital commitments under certain data licensing agreements were $11,533, shown as follows:

(In thousands)
Year	March 31, 2025
Remainder of 2025	$6,596
2026	4,512
2027	383
2028	42
Total	$11,533

In April 2025, the Company entered into a five-year, non-cancellable cloud services agreement with a third-party provider. The agreement includes a minimum annual purchase commitment of $3.0 million, beginning May 1, 2025. Costs incurred under this agreement are either (i) expensed as infrastructure fees and included in cost of revenue (exclusive of depreciation and amortization) when used in the delivery of our services to customers, or (ii) capitalized as internal-use software costs within intangible assets when consumed in the development or enhancement of the Company’s internal-use software.

(b) Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2025 and 2024, IDI had 9,241 and 8,241 billable customers, respectively, and FOREWARN had 325,336 and 236,639 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended March 31, 2025 and 2024, 74% and 78% of total revenue was attributable to customers with pricing contracts, respectively, versus 26% and 22% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

•
Total revenue increased 26% to $22.0 million.
•
Gross profit increased 37% to $15.8 million. Gross margin increased to 72% from 66%.
•
Adjusted gross profit increased 33% to $18.3 million. Adjusted gross margin increased to 83% from 79%.
•
Net income increased 93% to $3.4 million, which resulted in earnings of $0.25 and $0.24 per basic and diluted share, respectively. Net income margin increased to 16% from 10%.
•
Adjusted EBITDA increased 47% to $8.4 million. Adjusted EBITDA margin increased to 38% from 32%.
•
Adjusted net income increased 53% to $4.8 million, which resulted in adjusted earnings of $0.35 and $0.33 per basic and diluted share, respectively.
•
Net cash provided by operating activities increased 16% to $5.0 million.
•
Cash and cash equivalents were $34.6 million as of March 31, 2025.

First Quarter and Recent Business Highlights

•
Added 315 customers to IDI during the first quarter, ending the quarter with 9,241 customers.
•
Added 21,918 users to FOREWARN during the first quarter, ending the quarter with 325,336 users. Over 545 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Paid out a special cash dividend of $0.30 per share on our common stock to shareholders of record as of January 31, 2025. The dividend, totaling $4.2 million, was paid on February 14, 2025.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, income tax expense, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets and others. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, adjusted to exclude share-based compensation expense, and amortization of share-based compensation capitalized in intangible assets, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets, and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income	$3,440	$1,784
Interest income	(308)	(365)
Income tax expense	1,079	564
Depreciation and amortization	2,550	2,270
Share-based compensation expense	1,596	1,402
Litigation costs	9	27
Write-off of long-lived assets and others	2	7
Adjusted EBITDA	$8,368	$5,689
Revenue	$22,003	$17,511

Net income margin	16%	10%
Adjusted EBITDA margin	38%	32%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2025	2024
Net income	$3,440	$1,784
Share-based compensation expense	1,596	1,402
Amortization of share-based compensation capitalized in intangible assets	409	275
Tax effect of adjustments(1)	(613)	(308)
Adjusted net income	$4,832	$3,153
Earnings per share:
Basic	$0.25	$0.13
Diluted	$0.24	$0.13
Adjusted earnings per share:
Basic	$0.35	$0.23
Diluted	$0.33	$0.22
Weighted average shares outstanding:
Basic	13,998,028	13,997,064
Diluted	14,491,713	14,164,506

(1) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 26.00% and 25.75% for the three months ended March 31, 2025 and 2024, respectively.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Revenue	$22,003	$17,511
Cost of revenue (exclusive of depreciation and amortization)	(3,661)	(3,756)
Depreciation and amortization related to cost of revenue	(2,500)	(2,214)
Gross profit	15,842	11,541
Depreciation and amortization of certain intangible assets(1)	2,452	2,214
Adjusted gross profit	$18,294	$13,755

Gross margin	72%	66%
Adjusted gross margin	83%	79%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$5,001	$4,305
Less:
Purchase of property and equipment	(50)	(65)
Capitalized costs included in intangible assets	(2,469)	(2,327)
Free cash flow	$2,482	$1,913

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

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, share-based compensation expense, and the impact of other non-recurring items, providing useful comparisons versus prior periods or forecasts. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. We believe adjusted net income provides additional means of evaluating period-over-period operating performance by eliminating certain non-cash expenses and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Adjusted net income is a non-GAAP financial measure equal to net income, adjusted to exclude share-based compensation expense, and amortization of share-based compensation capitalized in intangible assets, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets. We believe adjusted gross profit provides useful information to our investors by eliminating the impact of certain non-cash depreciation and amortization, and primarily the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment and capitalized costs included in intangible assets.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Revenue

Revenue increased $4.5 million, or 26%, to $22.0 million for the three months ended March 31, 2025, compared to $17.5 million for the same period in 2024. The increase was driven by strong onboarding of new customers and stable recurring revenue from our existing customer base.

•
Revenue from new customers increased $1.3 million, or 80%.
•
Revenue from existing customers increased $3.2 million, or 20%.

Revenue from new customers represents total monthly revenue generated from customers during their first six full calendar months of revenue contribution. Revenue from existing customers represents total monthly revenue generated from customers beginning in their seventh full calendar month of revenue contribution.

Beginning in the first quarter of 2025, we consolidated our prior base revenue and growth revenue categories into a single revenue from existing customers metric to provide a more streamlined and meaningful view of ongoing customer contribution.

As of March 31, 2025, our IDI billable customer base increased to 9,241 customers, up from 8,241 customers a year earlier. Our FOREWARN user base increased to 325,336 users, up from 236,639 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) decreased $0.1 million, or 3%, to $3.7 million for the three months ended March 31, 2025, compared to $3.8 million for the same period in 2024.

Our cost of revenue primarily consists of data acquisition costs, which includes the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 43% and 41% of our total data acquisition costs for the three months ended March 31, 2025 and 2024, respectively.

Additional components of our cost of revenue include cloud infrastructure fees and pertinent personnel-related costs.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 17% for the three months ended March 31, 2025, compared to 21% for the same period in 2024. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $1.7 million, or 46%, to $5.4 million for the three months ended March 31, 2025, compared to $3.7 million for the same period in 2024. The increase reflects our continued investment in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

The increase was primarily driven by:

•
an increase of $1.6 million in personnel-related expenses; and
•
an increase of $0.1 million in share-based compensation expense.

General and administrative expenses

General and administrative expenses increased $0.4 million, or 7%, to $6.2 million for the three months ended March 31, 2025, compared to $5.8 million for the same period in 2024. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the three months ended March 31, 2025 and 2024, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $3.1 million and $2.7 million, respectively;
•
share-based compensation expense of $1.4 million and $1.3 million, respectively; and
•
professional fees of $1.1 million and $1.2 million, respectively.

Depreciation and amortization

Depreciation and amortization expenses increased $0.3 million, or 12%, to $2.6 million for the three months ended March 31, 2025, compared to $2.3 million for the same period in 2024.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after March 31, 2024.

Interest income

Interest income decreased $0.1 million, or 16%, to $0.3 million for the three months ended March 31, 2025, compared to $0.4 million for the same period in 2024.

The decrease was primarily attributable to lower yields on money market fund investments during the quarter.

Income before income taxes

Income before income taxes increased $2.2 million, or 92%, to $4.5 million for the three months ended March 31, 2025, compared to $2.3 million for the same period in 2024.

The increase was primarily driven by:

•
an increase of $4.5 million in revenue; and
•
a decrease of $0.1 million in cost of revenue (exclusive of depreciation and amortization),

partially offset by:

•
an increase of $2.0 million in personnel-related expenses;
•
an increase of $0.3 million in depreciation and amortization expense; and
•
an increase of $0.2 million in share-based compensation expense.

Income tax expense

Income tax expense was $1.1 million for the three months ended March 31, 2025, compared to $0.6 million for the same period in 2024.

The increase in income tax expense was primarily attributable to higher pre-tax income, as the Company’s effective tax rate remained consistent at 24% in both periods.

For additional information, refer to Note 6, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $1.6 million, or 93%, to $3.4 million for the three months ended March 31, 2025, compared to $1.8 million for the same period in 2024, as a result of the foregoing.

Effect of Inflation

We believe that persistent inflationary pressures throughout 2024 and into the first quarter of 2025 have contributed to a more challenging macroeconomic environment, increasing recessionary concerns and prompting some businesses to moderate discretionary spending. These conditions have resulted in — and may continue to contribute to — fluctuations in transaction volumes, pricing dynamics, and operating margins across our services.

In addition, elevated interest rates implemented to curb inflation may reduce the demand for credit, which could in turn lead to lower usage of our services by customers in the banking, financial services, and adjacent industries.

Despite these broader market dynamics, inflation has not had a material impact on our financial results to date. Where feasible, we have taken proactive steps to mitigate inflation-related cost increases, including implementing pricing adjustments where permitted under contract terms and competitive conditions.

Liquidity and Capital Resources

Cash flows provided by operating activities

For the three months ended March 31, 2025, net cash provided by operating activities was $5.0 million. This was primarily driven by:

•
net income of $3.4 million;
•
non-cash adjustments totaling $5.3 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $3.7 million, primarily due to an increase in accounts receivable and other noncurrent assets, and a decrease in accrued expenses and other current liabilities.

For the three months ended March 31, 2024, net cash provided by operating activities was $4.3 million. This was primarily driven by:

•
net income of $1.8 million;
•
non-cash adjustments totaling $4.3 million, including share-based compensation expense, depreciation and amortization, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $1.8 million, primarily due to an increase in accounts receivable and prepaid expenses and other noncurrent assets, and a decrease in accrued expenses and other current liabilities, partially offset by the increase in accounts payable.

Cash flows used in investing activities

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was $2.5 million and $2.4 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities

For the three months ended March 31, 2025, net cash used in financing activities was $4.4 million. This was primarily driven by:

•
the payment of a special cash dividend totaling $4.2 million; and
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.2 million.

On December 3, 2024, we declared a special cash dividend of $0.30 per share on our common stock to shareholders of record as of January 31, 2025. The dividend, totaling $4.2 million, was paid on February 14, 2025.

For the three months ended March 31, 2024, net cash used in financing activities was $1.8 million. This was primarily driven by:

•
common stock repurchases totaling $1.4 million, conducted pursuant to the Company’s Stock Repurchase Program; and
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.4 million.

The Stock Repurchase Program was originally authorized by the Board of Directors on May 2, 2022, permitting repurchases of up to $5.0 million of the Company’s common stock. On December 19, 2023, and again on March 28, 2024, the Board approved additional authorizations of $5.0 million each, expanding the total program size.

Commitments

As of March 31, 2025, we had material commitments under certain data licensing agreements totaling $11.5 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements, using available cash on hand and cash flows generated from operations over the next twelve months.

Capital Resources

We reported net income of $3.4 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had total shareholders’ equity of $91.8 million and cash and cash equivalents of $34.6 million.

Based on our projected growth in revenue and operating results over the next twelve months, and the available cash on hand, we believe that our existing resources will be sufficient to fund operations and expected capital expenditures for at least the next twelve months.

While we anticipate continuing to fund our business through internally generated cash flows, future capital needs may arise based on the pace of revenue growth, investment in technology, or strategic initiatives. In such cases, we may seek to raise additional capital through the issuance of equity and/or debt securities. However, any such financing, if available, could result in dilution to existing stockholders and may involve terms that are not favorable to the Company.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 11, “Commitments and contingencies,” included in “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

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

The Company did not repurchase any common stock during the three months ended March 31, 2025 pursuant to the Stock Repurchase Program, and the approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program is $4.6 million.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts mentioned above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter ended March 31, 2025.

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

May 7, 2025		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)