Form 10-Q
period 2025-06-30
Red Violet, Inc.
filed 2025-08-06
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, the registrant had 13,977,738 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$38,848	$36,504
Accounts receivable, net of allowance for doubtful accounts of $179 and $188 as of June 30, 2025 and December 31, 2024, respectively	9,811	8,061
Prepaid expenses and other current assets	2,137	1,627
Total current assets	50,796	46,192
Property and equipment, net	693	545
Intangible assets, net	37,677	35,997
Goodwill	5,227	5,227
Right-of-use assets	2,822	1,901
Deferred tax assets	6,309	7,496
Other noncurrent assets	1,310	1,173
Total assets	$104,834	$98,531
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,834	$2,127
Accrued expenses and other current liabilities	2,518	2,881
Current portion of operating lease liabilities	411	406
Deferred revenue	806	712
Dividend payable	-	4,181
Total current liabilities	5,569	10,307
Noncurrent operating lease liabilities	2,520	1,592
Other noncurrent liabilities	539	-
Total liabilities	8,628	11,899
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2025 and December 31, 2024	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,976,841 and 13,936,329 shares issued and outstanding, as of June 30, 2025 and December 31, 2024	14	14
Additional paid-in capital	90,936	87,488
Retained earnings (accumulated deficit)	5,256	(870)
Total shareholders' equity	96,206	86,632
Total liabilities and shareholders' equity	$104,834	$98,531

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$21,774	$19,056	$43,777	$36,567
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,501	3,455	7,162	7,211
Sales and marketing expenses	5,622	4,406	11,029	8,118
General and administrative expenses	7,253	5,750	13,427	11,540
Depreciation and amortization	2,647	2,377	5,197	4,647
Total costs and expenses	19,023	15,988	36,815	31,516
Income from operations	2,751	3,068	6,962	5,051
Interest income	339	314	647	679
Income before income taxes	3,090	3,382	7,609	5,730
Income tax expense	404	745	1,483	1,309
Net income	$2,686	$2,637	$6,126	$4,421
Earnings per share:
Basic	$0.19	$0.19	$0.44	$0.32
Diluted	$0.18	$0.19	$0.42	$0.31
Weighted average shares outstanding:
Basic	14,018,629	13,780,074	14,008,385	13,888,569
Diluted	14,553,282	14,051,466	14,528,789	14,129,262

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained earnings
	Shares	Amount	Shares	Amount	capital	(accumulated deficit)	Total
Balance at March 31, 2024	13,942,164	$14	(202,000)	$(4,143)	$94,065	$(6,089)	$83,847
Vesting of restricted stock units	7,984	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(959)	(20)	-	-	(20)
Common stock repurchased	-	-	(15,804)	(295)	-	-	(295)
Retirement of treasury stock	(205,959)	-	205,959	4,222	(4,222)	-	-
Share-based compensation	-	-	-	-	1,829	-	1,829
Net income	-	-	-	-	-	2,637	2,637
Balance at June 30, 2024	13,744,189	$14	(12,804)	$(236)	$91,672	$(3,452)	$87,998

Balance at March 31, 2025	13,950,797	$14	-	$-	$89,264	$2,570	$91,848
Vesting of restricted stock units	38,617	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(12,573)	(525)	-	-	(525)
Retirement of treasury stock	(12,573)	-	12,573	525	(525)	-	-
Share-based compensation	-	-	-	-	2,197	-	2,197
Net income	-	-	-	-	-	2,686	2,686
Balance at June 30, 2025	13,976,841	$14	-	$-	$90,936	$5,256	$96,206

	Common stock		Treasury stock		Additional	Retained earnings
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	Total
Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	75,109	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(21,826)	(403)	-	-	(403)
Common stock repurchased	-	-	(292,744)	(5,809)	-	-	(5,809)
Retirement of treasury stock	(311,194)	-	311,194	6,164	(6,164)	-	-
Share-based compensation	-	-	-	-	3,677	-	3,677
Net income	-	-	-	-	-	4,421	4,421
Balance at June 30, 2024	13,744,189	$14	(12,804)	$(236)	$91,672	$(3,452)	$87,998

Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632
Vesting of restricted stock units	58,117	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(17,605)	(727)	-	-	(727)
Retirement of treasury stock	(17,605)	-	17,605	727	(727)	-	-
Share-based compensation	-	-	-	-	4,175	-	4,175
Net income	-	-	-	-	-	6,126	6,126
Balance at June 30, 2025	13,976,841	$14	-	$-	$90,936	$5,256	$96,206

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,126	$4,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,197	4,647
Share-based compensation expense	3,423	2,795
Write-off of long-lived assets	2	-
Provision for bad debts	274	224
Noncash lease expenses	257	272
Deferred income tax expense	1,187	1,081
Changes in assets and liabilities:
Accounts receivable	(2,024)	(1,052)
Prepaid expenses and other current assets	(510)	(370)
Other noncurrent assets	(162)	(616)
Accounts payable	(293)	338
Accrued expenses and other current liabilities	(863)	(1,351)
Deferred revenue	94	(93)
Operating lease liabilities	(220)	(274)
Net cash provided by operating activities	12,488	10,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(252)	(117)
Capitalized costs included in intangible assets	(4,984)	(4,738)
Net cash used in investing activities	(5,236)	(4,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(727)	(403)
Repurchases of common stock	-	(5,853)
Dividend payable	(4,181)	-
Net cash used in financing activities	(4,908)	(6,256)
Net increase (decrease) in cash and cash equivalents	$2,344	$(1,089)
Cash and cash equivalents at beginning of period	36,504	32,032
Cash and cash equivalents at end of period	$38,848	$30,943
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$681	$439
Share-based compensation capitalized in intangible assets	$752	$882
Retirement of treasury stock	$727	$6,164
Right-of-use assets obtained in exchange of operating lease liabilities	$1,153	$-

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income	$2,686	$2,637	$6,126	$4,421
Denominator:
Weighted average shares outstanding:
Basic	14,018,629	13,780,074	14,008,385	13,888,569
Diluted(1)	14,553,282	14,051,466	14,528,789	14,129,262
Earnings per share:
Basic	$0.19	$0.19	$0.44	$0.32
Diluted	$0.18	$0.19	$0.42	$0.31

(1)
For the three and six months ended June 30, 2025 and 2024, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2025			December 31, 2024
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$79,737	$(43,424)	$36,313	$74,409	$(38,412)	$35,997
Acquired intangible assets	10 years	1,447	(83)	1,364	-	-	-
Total		$81,184	$(43,507)	$37,677	$74,409	$(38,412)	$35,997

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

Amortization expenses of $2,595 and $2,322 for the three months ended June 30, 2025 and 2024, respectively, and $5,095 and $4,536 for the six months ended June 30, 2025 and 2024, respectively, were included in depreciation and amortization expense. As of June 30, 2025, intangible assets of $3,766, included in the gross carrying amounts of software developed for internal use, have not yet commenced amortization, as they are not ready for their intended use.

The Company capitalized intangible asset costs of $2,784 and $2,847 during the three months ended June 30, 2025 and 2024, respectively, and $6,775 and $5,620 during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, estimated amortization expense related to the Company’s intangible assets for the remainder of 2025 through 2030 and thereafter are as follows:

(In thousands)
Year	June 30, 2025
Remainder of 2025	5,345
2026	9,807
2027	8,192
2028	5,759
2029	3,797
2030 and thereafter	4,777
Total	$37,677

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of June 30, 2025 and December 31, 2024, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three and six months ended June 30, 2025 and 2024, and there was no accumulated goodwill impairment loss as of June 30, 2025.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of June 30, 2025, the current and noncurrent portion unbilled accounts receivable of $1,344 and $1,241, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2024, the current and noncurrent portion unbilled accounts receivable of $937 and $1,080, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended June 30, 2025 and 2024, 77% and 74% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 26% attributable to transactional customers, respectively. For the six months ended June 30, 2025 and 2024, 76% of total revenue was attributable to customers with pricing contracts, versus 24% attributable to transactional customers. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of June 30, 2025 and December 31, 2024, the balance of deferred revenue was $806 and $712, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2024, $183 and $494 was recognized into revenue during the three and six months ended June 30, 2025, respectively.

As of June 30, 2025, $19,931 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $5,902 of revenue will be recognized in the remainder of 2025, $8,113 in 2026, $4,641 in 2027, $1,083 in 2028, $187 in 2029, and $5 in 2030. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of June 30, 2025 was more likely than not.

The Company’s effective income tax rate was 13% and 22% for the three months ended June 30, 2025 and 2024, respectively, and 19% and 23% for the six months ended June 30, 2025 and 2024, respectively, differing from the U.S. statutory corporate federal income tax rate of 21%.

For the three and six months ended June 30, 2025, the effective income tax rates were lower than the statutory rate, primarily attributable to the benefit of research and development tax credits, partially offset by state income taxes and nondeductible permanent differences. In contrast, for the three and six months ended June 30, 2024, the effective income tax rates were higher than the statutory rate, primarily driven by state income taxes and nondeductible permanent differences, partially offset by the benefit of research and development tax credits.

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

The Company does not have any material unrecognized tax benefits as of June 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including the full expensing of domestic research and experimentation expenditures. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA on its financial statements and does not expect it to have a material impact on the Company’s effective tax rate.

7. Shareholders' equity

Common stock and treasury stock

As of June 30, 2025 and December 31, 2024, the number of issued shares of common stock was 13,976,841 and 13,936,329, respectively. The Company held no shares of treasury stock as of either date. The changes in the number of issued shares of common stock and treasury stock were due to the following factor: an aggregate of 58,117 shares of common stock were issued as a result of the vesting of RSUs, of which, 17,605 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $727. All 17,605 shares of treasury stock were retired during the period.

Dividend

On December 3, 2024, the Company declared a special cash dividend on its common stock of $0.30 per share (the “Dividend”) to shareholders of record as of January 31, 2025, and the aggregate amount of approximately $4.2 million was paid on February 14, 2025.

8. Share-based compensation

On March 22, 2018, the Board of Directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018 (the “Spin-off”), approved the Red Violet, Inc. 2018 Stock Incentive Plan (the “2018 Plan”), which became effective immediately prior to the Spin-off. A total of 3,000,000 shares of common stock were authorized to be issued under the 2018 Plan. Subsequently on June 3, 2020 and May 25, 2022, the Company’s stockholders approved amendments to the 2018 Plan to increase the number of shares of common stock authorized for issuance under the 2018 Plan to 4,500,000 shares and 6,500,000 shares, respectively. On June 10, 2025, the Company's stockholders approved an amendment and restatement to the 2018 Plan (the "Amended and Restated Plan") to, among other things, further increase the number of shares of common stock authorized for issuance under the 2018 Plan from 6,500,000 shares to 7,500,000 shares.

The primary purpose of the Amended and Restated Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of June 30, 2025, there were 2,657,597 shares of common stock available for future issuance under the Amended and Restated Plan.

To date, all stock incentives issued under the Amended and Restated Plan have been in the form of RSUs. RSUs granted under the Amended and Restated Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the six months ended June 30, 2025 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2024	887,268	$21.67
Granted(1)	107,050	$36.27
Vested and delivered	(40,512)	$20.12
Withheld as treasury stock(2)	(17,605)	$20.32
Forfeited	(40,382)	$23.54
Unvested as of June 30, 2025(3)	895,819	$23.42

(1)
During the six months ended June 30, 2025, the Company granted an aggregate of 107,050 RSUs to certain employees and directors at grant date fair values ranging from $34.18 to $49.67 per share, with a vesting period ranging from three to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7 for details.
(3)
On March 18, 2024, the Company granted 130,000 RSUs, subject to performance-based vesting conditions, to a non-executive employee, at a grant date fair value of $18.30 per share. Such RSU grant will not vest unless and until the Company has achieved certain revenue for a portion of its business prior to December 31, 2030, the final achievement date deadline. As of June 30, 2025, the Company determined that it is not probable that the performance criteria associated with 70,000 of the 130,000 RSUs will be met. Accordingly, no share-based compensation expense has been recognized for these RSUs. The 70,000 RSUs remain unvested and were included in "Unvested as of June 30, 2025" in the table above.

As of June 30, 2025, unrecognized share-based compensation expense associated with the granted RSUs amounted to $15,286, which is expected to be recognized over a remaining weighted average period of 2.5 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Sales and marketing expenses	$193	$158	$388	$296
General and administrative expenses	1,634	1,235	3,035	2,499
Share-based compensation expense	1,827	1,393	3,423	2,795
Capitalized in intangible assets	370	436	752	882
Total	$2,197	$1,829	$4,175	$3,677

9. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable operating lease agreement as amended and effective in January 2017, and the Company entered into a further amendment on September 20, 2023 to exercise the extension option for an additional 60 months through June 30, 2029, with an option to further extend for an additional 60 months. The Company also leases an additional office space of 6,003 rentable square feet for its Seattle office in accordance with a non-cancellable operating lease agreement entered into in April 2017, which expired in March 2025. The extension options of such agreements were not included in the determination of the lease terms.

On December 20, 2024, the Company entered into a non-cancellable 80-month operating lease agreement for its new Seattle office space of 6,709 rentable square feet (the "New Seattle Lease Agreement"), with the lease commencement date on May 1, 2025 (the "Commencement Date").

For the three and six months ended June 30, 2025 and 2024, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Lease cost:
Operating lease costs	$166	$195	$360	$389
Other information:
Cash paid for operating leases	$148	$196	$349	$390
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$1,153	$-	$1,153	$-

(1)
The New Seattle Lease Agreement resulted in the recognition of $1,153 in right-of-use assets obtained in exchange for operating lease liabilities as of May 1, 2025. The Company applied a 6.0% discount rate, its estimated incremental borrowing rate for similar secured assets, to determine the present value of the lease payments, as the implicit rate in the lease is not readily determinable. The discount rate was based on information available as of the Commencement Date.

As of June 30, 2025 and December 31, 2024, the weighted-average remaining term of the Company's operating leases was 5.0 years and 4.3 years, respectively, and the weighted-average discount rate used to measure the operating lease liabilities was 8.36% and 9.94%, respectively.

As of June 30, 2025, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2025
Remainder of 2025	256
2026	519
2027	737
2028	859
2029	596
2030 and thereafter	663
Total maturities	$3,630
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$411
Noncurrent operating lease liabilities	2,520
Total operating lease liabilities	$2,931
Difference between the maturities and related present value of operating lease liabilities	$699

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

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$21,774	$19,056	$43,777	$36,567
Less:
Cost of revenue (exclusive of depreciation and amortization)	3,501	3,455	7,162	7,211
Personnel-related expenses	8,024	6,461	15,717	12,250
Advertising, marketing and agency expenses	287	204	511	363
Provision for bad debts	212	154	274	224
Share-based compensation expense	1,827	1,393	3,423	2,795
Occupancy expenses	265	324	571	630
Professional fees(1)	1,560	961	2,611	2,166
Other segment items(2)	700	659	1,349	1,230
Depreciation and amortization	2,647	2,377	5,197	4,647
Interest income	(339)	(314)	(647)	(679)
Income tax expense	404	745	1,483	1,309
Segment net income	$2,686	$2,637	$6,126	$4,421
Consolidated net income	$2,686	$2,637	$6,126	$4,421

(1) Professional fees for the three and six months ended June 30, 2025, include $370 of acquisition-related costs incurred in connection with the due diligence of potential strategic targets. Comparable acquisition-related costs were $0 and $7 for the three and six months ended June 30, 2024, respectively.

(2) Other segment items include primarily travel and entertainment, write-off of long-lived assets, and other selling, general and administrative expenses.

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs of $2,417 and $2,406 for the three months ended June 30, 2025 and 2024, respectively, and $4,959 and $4,840 for the six months ended June 30, 2025 and 2024, respectively, under certain data licensing agreements.

Effective on May 1, 2025, the Company entered into an amendment with its largest data supplier, extending the term of the agreement through April 30, 2031. The Company may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to April 30, 2031. This data supplier accounted for 46% of the Company’s total data acquisition costs for the three months ended June 30, 2025 and 2024, and 45% and 44% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the remaining minimum purchase commitment of this agreement through the end of the term is $24.7 million.

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

As of June 30, 2025, the total material capital commitments under certain data licensing agreements and the cloud service agreement amounted to $43,979, shown as follows:

(In thousands)
Year	June 30, 2025
Remainder of 2025	$5,640
2026	9,512
2027	7,558
2028	7,272
2029	7,264
2030 and thereafter	6,733
Total	$43,979

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2025 and 2024, IDI had 9,549 and 8,477 billable customers, respectively, and FOREWARN had 346,671 and 263,876 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended June 30, 2025 and 2024, 77% and 74% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 26% attributable to transactional customers, respectively. For the six months ended June 30, 2025 and 2024, 76% of total revenue was attributable to customers with pricing contracts, versus 24% attributable to transactional customers.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:

•
Total revenue increased 14% to $21.8 million.
•
Gross profit increased 18% to $15.7 million. Gross margin increased to 72% from 70%.
•
Adjusted gross profit increased 17% to $18.2 million. Adjusted gross margin increased to 84% from 82%.
•
Net income increased 2% to $2.7 million, which resulted in earnings of $0.19 and $0.18 per basic and diluted share, respectively. Net income margin decreased to 12% from 14%.
•
Adjusted EBITDA increased 12% to $7.6 million. Adjusted EBITDA margin decreased to 35% from 36%.
•
Adjusted net income increased 6% to $4.1 million, which resulted in adjusted earnings of $0.29 and $0.28 per basic and diluted share, respectively.
•
Net cash provided by operating activities increased 31% to $7.5 million.

•
Cash and cash equivalents were $38.8 million as of June 30, 2025.

Second Quarter and Recent Business Highlights

•
Added 308 customers to IDI during the second quarter, ending the quarter with 9,549 customers.
•
Added 21,335 users to FOREWARN during the second quarter, ending the quarter with 346,671 users. Over 575 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Continued to win higher-tier customers at an accelerated pace, with total customer spend outpacing prior-year levels across each key revenue cohort, including $10,000 to $25,000, $25,000 to $100,000, and over $100,000, in trailing twelve-month revenue.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, income tax expense, depreciation and amortization, share-based compensation expense, litigation costs, acquisition-related costs, and write-off of long-lived assets. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, adjusted to exclude share-based compensation expense, and amortization of share-based compensation capitalized in intangible assets, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets, and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$2,686	$2,637	$6,126	$4,421
Interest income	(339)	(314)	(647)	(679)
Income tax expense	404	745	1,483	1,309
Depreciation and amortization	2,647	2,377	5,197	4,647
Share-based compensation expense	1,827	1,393	3,423	2,795
Litigation costs	4	(27)	13	-
Acquisition-related costs	370	-	370	7
Write-off of long-lived assets	1	-	3	-
Adjusted EBITDA	$7,600	$6,811	$15,968	$12,500
Revenue	$21,774	$19,056	$43,777	$36,567

Net income margin	12%	14%	14%	12%
Adjusted EBITDA margin	35%	36%	36%	34%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Net income	$2,686	$2,637	$6,126	$4,421
Share-based compensation expense	1,827	1,393	3,423	2,795
Amortization of share-based compensation capitalized in intangible assets	413	286	822	561
Tax effect of adjustments(1)	(809)	(425)	(1,422)	(733)
Adjusted net income	$4,117	$3,891	$8,949	$7,044
Earnings per share:
Basic	$0.19	$0.19	$0.44	$0.32
Diluted	$0.18	$0.19	$0.42	$0.31
Adjusted earnings per share:
Basic	$0.29	$0.28	$0.64	$0.51
Diluted	$0.28	$0.28	$0.62	$0.50
Weighted average shares outstanding:
Basic	14,018,629	13,780,074	14,008,385	13,888,569
Diluted	14,553,282	14,051,466	14,528,789	14,129,262

(1) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 26.00% for the three and six months ended June 30, 2025, and 25.75% for the three and six months ended June 30, 2024.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$21,774	$19,056	$43,777	$36,567
Cost of revenue (exclusive of depreciation and amortization)	(3,501)	(3,455)	(7,162)	(7,211)
Depreciation and amortization related to cost of revenue	(2,595)	(2,322)	(5,095)	(4,536)
Gross profit	15,678	13,279	31,520	24,820
Depreciation and amortization of certain intangible assets(1)	2,560	2,322	5,012	4,536
Adjusted gross profit	$18,238	$15,601	$36,532	$29,356

Gross margin	72%	70%	72%	68%
Adjusted gross margin	84%	82%	83%	80%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$7,487	$5,717	$12,488	$10,022
Less:
Purchase of property and equipment	(202)	(52)	(252)	(117)
Capitalized costs included in intangible assets	(2,515)	(2,411)	(4,984)	(4,738)
Free cash flow	$4,770	$3,254	$7,252	$5,167

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Revenue

Revenue increased $2.7 million, or 14%, to $21.8 million for the three months ended June 30, 2025, compared to $19.1 million for the same period in 2024. The increase was driven by volume expansion across the existing customer base, partially offset by the decrease in revenue from new customers.

•
Revenue from existing customers increased $3.1 million, or 18%.
•
Revenue from new customers decreased $0.4 million, or 19%.

Note, the $19.1 million in revenue for the three months ended June 30, 2024, included $1.0 million in one-time transactional revenue attributable to a large opportunity win from an existing customer. No comparable one-time transactional revenue was included in the $21.8 million in revenue for the three months ended June 30, 2025.

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

As of June 30, 2025, our IDI billable customer base increased to 9,549 customers, up from 8,477 customers a year earlier. Our FOREWARN user base increased to 346,671 users, up from 263,876 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) remained consistent at $3.5 million for the three months ended June 30, 2025 and 2024.

Our cost of revenue primarily consists of data acquisition costs, which includes the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% of our total data acquisition costs for the three months ended June 30, 2025 and 2024. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees and pertinent personnel-related costs.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 16% for the three months ended June 30, 2025, compared to 18% for the same period in 2024. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $1.2 million, or 28%, to $5.6 million for the three months ended June 30, 2025, compared to $4.4 million for the same period in 2024. The increase reflects our continued investment in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

The increase was primarily driven by:

•
an increase of $1.0 million in personnel-related expenses; and
•
an increase of $0.1 million in advertising, marketing and agency expenses.

General and administrative expenses

General and administrative expenses increased $1.5 million, or 26%, to $7.3 million for the three months ended June 30, 2025, compared to $5.8 million for the same period in 2024. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the three months ended June 30, 2025 and 2024, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $3.5 million and $2.9 million, respectively;
•
share-based compensation expense of $1.6 million and $1.2 million, respectively; and
•
professional fees of $1.6 million and $1.0 million, respectively. Professional fees included $0.4 million and $0, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.2 million, or 11%, to $2.6 million for the three months ended June 30, 2025, compared to $2.4 million for the same period in 2024.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after June 30, 2024.

Interest income

Interest income remained consistent at $0.3 million for the three months ended June 30, 2025 and 2024.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes decreased $0.3 million, or 9%, to $3.1 million for the three months ended June 30, 2025, compared to $3.4 million for the same period in 2024.

The decrease was primarily driven by:

•
an increase of $1.6 million in personnel-related expenses;
•
an increase of $0.6 million in professional fees;
•
an increase of $0.4 million in share-based compensation expense; and
•
an increase of $0.2 million in depreciation and amortization expense,

partially offset by:

•
an increase of $2.7 million in revenue.

Income tax expense

Income tax expense was $0.4 million for the three months ended June 30, 2025, compared to $0.7 million for the same period in 2024.

The decrease in income tax expense was primarily attributable to the lower pre-tax income, and a decrease in the effective tax rate to 13% for the three months ended June 30, 2025 from 22% for the same period in 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including the full expensing of domestic research and experimentation expenditures.

For additional information, refer to Note 6, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $0.1 million, or 2%, to $2.7 million for the three months ended June 30, 2025, compared to $2.6 million for the same period in 2024, as a result of the foregoing.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Revenue

Revenue increased $7.2 million, or 20%, to $43.8 million for the six months ended June 30, 2025, compared to $36.6 million for the same period in 2024. The increase was driven by strong onboarding of new customers and volume expansion across the existing customer base.

•
Revenue from new customers increased $0.9 million, or 28%.
•
Revenue from existing customers increased $6.3 million, or 19%.

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

As of June 30, 2025, our IDI billable customer base increased to 9,549 customers, up from 8,477 customers a year earlier. Our FOREWARN user base increased to 346,671 users, up from 263,876 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) remained consistent at $7.2 million for the six months ended June 30, 2025 and 2024.

Our cost of revenue primarily consists of data acquisition costs, which includes the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 45% and 44% of our total data acquisition costs for the six months ended June 30, 2025 and 2024, respectively. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees and pertinent personnel-related costs.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 16% for the six months ended June 30, 2025, compared to 20% for the same period in 2024. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $2.9 million, or 36%, to $11.0 million for the six months ended June 30, 2025, compared to $8.1 million for the same period in 2024. The increase reflects our continued investment in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

The increase was primarily driven by:

•
an increase of $2.5 million in personnel-related expenses;
•
an increase of $0.1 million in advertising, marketing and agency expenses; and
•
an increase of $0.1 million in share-based compensation expense.

General and administrative expenses

General and administrative expenses increased $1.9 million, or 16%, to $13.4 million for the six months ended June 30, 2025, compared to $11.5 million for the same period in 2024. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the six months ended June 30, 2025 and 2024, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $6.6 million and $5.6 million, respectively;
•
share-based compensation expense of $3.0 million and $2.5 million, respectively; and
•
professional fees of $2.6 million and $2.2 million, respectively. Professional fees included $0.4 million and $0, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.6 million, or 12%, to $5.2 million for the six months ended June 30, 2025, compared to $4.6 million for the same period in 2024.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after June 30, 2024.

Interest income

Interest income decreased $0.1 million, or 5%, to $0.6 million for the six months ended June 30, 2025, compared to $0.7 million for the same period in 2024.

This decline was primarily attributable to lower yields on money market fund investments during the current period.

Income before income taxes

Income before income taxes increased $1.9 million, or 33%, to $7.6 million for the six months ended June 30, 2025, compared to $5.7 million for the same period in 2024.

The increase was primarily driven by:

•
an increase of $7.2 million in revenue,

partially offset by:

•
an increase of $3.5 million in personnel-related expenses;
•
an increase of $0.4 million in professional fees;
•
an increase of $0.5 million in share-based compensation expense; and
•
an increase of $0.6 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $1.5 million for the six months ended June 30, 2025, compared to $1.3 million for the same period in 2024.

The increase in income tax expense was primarily driven by higher pre-tax income, partially offset by a decrease in the effective tax rate to 19% for the six months ended June 30, 2025 from 23% for the same period in 2024.

On July 4, 2025, the OBBBA was enacted into law, which makes permanent key elements of the Tax Cuts and Jobs Act, including the full expensing of domestic research and experimentation expenditures.

For additional information, refer to Note 6, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $1.7 million, or 39%, to $6.1 million for the six months ended June 30, 2025, compared to $4.4 million for the same period in 2024, as a result of the foregoing.

Effect of Inflation

We believe that persistent inflationary pressures throughout 2024 and into the first half of 2025 have contributed to a more challenging macroeconomic environment, increasing recessionary concerns and prompting some businesses to moderate discretionary spending. These conditions have resulted in — and may continue to contribute to — fluctuations in transaction volumes, pricing dynamics, and operating margins across our services.

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

Liquidity and Capital Resources

Cash flows provided by operating activities

For the six months ended June 30, 2025, net cash provided by operating activities was $12.5 million. This was primarily driven by:

•
net income of $6.1 million;
•
non-cash adjustments totaling $10.3 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $4.0 million, primarily due to an increase in accounts receivable, and prepaid expenses and other current assets, and a decrease in accounts payable, accrued expenses and other current liabilities, and operating lease liabilities.

For the six months ended June 30, 2024, net cash provided by operating activities was $10.0 million. This was primarily driven by:

•
net income of $4.4 million;
•
non-cash adjustments totaling $9.0 million, including share-based compensation expense, depreciation and amortization, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $3.4 million, primarily due to an increase in accounts receivable, prepaid expenses and other current assets, and other noncurrent assets, and a decrease in accrued expenses and other current liabilities and operating lease liabilities, partially offset by the increase in accounts payable.

Cash flows used in investing activities

For the six months ended June 30, 2025 and 2024, net cash used in investing activities was $5.2 million and $4.9 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities

For the six months ended June 30, 2025, net cash used in financing activities was $4.9 million. This was primarily driven by:

•
the payment of a special cash dividend totaling $4.2 million; and
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.7 million.

On December 3, 2024, we declared a special cash dividend of $0.30 per share on our common stock to shareholders of record as of January 31, 2025. The dividend, totaling $4.2 million, was paid on February 14, 2025.

For the six months ended June 30, 2024, net cash used in financing activities was $6.3 million. This was primarily driven by:

•
common stock repurchases totaling $5.9 million, conducted pursuant to the Company’s Stock Repurchase Program; and
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.4 million.

The Stock Repurchase Program was originally authorized by the Board of Directors on May 2, 2022, permitting repurchases of up to $5.0 million of the Company’s common stock. On December 19, 2023, and again on March 28, 2024, the Board of Directors approved additional authorizations of $5.0 million each, expanding the total program size.

Commitments

As of June 30, 2025, we had material commitments under certain data licensing agreements and a cloud service agreement totaling $44.0 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements, using available cash on hand and cash flows generated from operations over the next twelve months.

Capital Resources

We reported net income of $2.7 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and net income of $6.1 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had total shareholders’ equity of $96.2 million and cash and cash equivalents of $38.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any common stock during the three months ended June 30, 2025 pursuant to the Stock Repurchase Program. Since the inception of the Stock Repurchase Program and through June 30, 2025, the Company has purchased a total of $10.4 million of common stock at an average price of $19.36 per share. The approximate dollar value of shares that may yet be purchased under the Stock Repurchase Program is $4.6 million.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts mentioned above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Appointment of Principal Operating Officer

On August 1, 2025, the Board of Directors appointed the Company’s president, James P. Reilly, as its Principal Operating Officer effective immediately. For biographical and compensatory information relating to Mr. Reilly, please see the Management section of the Company’s proxy statement filed with the SEC on April 28, 2025, and incorporated herein by reference.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter ended June 30, 2025.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Amended and Restated Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 10, 2025
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

August 6, 2025		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)