Form 10-Q
period 2025-09-30
Red Violet, Inc.
filed 2025-11-05
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the registrant had 13,971,789 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$45,352	$36,504
Accounts receivable, net of allowance for doubtful accounts of $182 and $188 as of September 30, 2025 and December 31, 2024, respectively	10,419	8,061
Prepaid expenses and other current assets	2,237	1,627
Total current assets	58,008	46,192
Property and equipment, net	824	545
Intangible assets, net	38,749	35,997
Goodwill	5,227	5,227
Right-of-use assets	2,697	1,901
Deferred tax assets	5,476	7,496
Other noncurrent assets	1,090	1,173
Total assets	$112,071	$98,531
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,764	$2,127
Accrued expenses and other current liabilities	2,884	2,881
Current portion of operating lease liabilities	403	406
Deferred revenue	859	712
Dividend payable	-	4,181
Total current liabilities	6,910	10,307
Noncurrent operating lease liabilities	2,459	1,592
Other noncurrent liabilities	969	-
Total liabilities	10,338	11,899
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2025 and December 31, 2024	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 13,967,217 and 13,936,329 shares issued and outstanding, as of September 30, 2025 and December 31, 2024	14	14
Additional paid-in capital	92,250	87,488
Retained earnings (accumulated deficit)	9,469	(870)
Total shareholders' equity	101,733	86,632
Total liabilities and shareholders' equity	$112,071	$98,531

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$23,083	$19,057	$66,860	$55,624
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,622	3,314	10,784	10,525
Sales and marketing expenses	5,402	4,817	16,431	12,935
General and administrative expenses	6,777	5,994	20,204	17,534
Depreciation and amortization	2,706	2,434	7,903	7,081
Total costs and expenses	18,507	16,559	55,322	48,075
Income from operations	4,576	2,498	11,538	7,549
Interest income	386	353	1,033	1,032
Income before income taxes	4,962	2,851	12,571	8,581
Income tax expense	749	1,132	2,232	2,441
Net income	$4,213	$1,719	$10,339	$6,140
Earnings per share:
Basic	$0.30	$0.12	$0.74	$0.44
Diluted	$0.29	$0.12	$0.71	$0.43
Weighted average shares outstanding:
Basic	14,027,994	13,782,476	14,014,993	13,852,947
Diluted	14,618,657	14,311,575	14,567,167	14,224,285

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional paid-in	Retained earnings
	Shares	Amount	Shares	Amount	capital	(accumulated deficit)	Total
Balance at June 30, 2024	13,744,189	$14	(12,804)	$(236)	$91,672	$(3,452)	$87,998
Vesting of restricted stock units	5,078	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(1,076)	(28)	-	-	(28)
Retirement of treasury stock	(13,880)	-	13,880	264	(264)	-	-
Share-based compensation	-	-	-	-	1,985	-	1,985
Net income	-	-	-	-	-	1,719	1,719
Balance at September 30, 2024	13,735,387	$14	-	$-	$93,393	$(1,733)	$91,674

Balance at June 30, 2025	13,976,841	$14	-	$-	$90,936	$5,256	$96,206
Vesting of restricted stock units	8,650	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(2,837)	(133)	-	-	(133)
Common stock repurchased	-	-	(15,437)	(653)	-	-	(653)
Retirement of treasury stock	(18,274)	-	18,274	786	(786)	-	-
Share-based compensation	-	-	-	-	2,100	-	2,100
Net income	-	-	-	-	-	4,213	4,213
Balance at September 30, 2025	13,967,217	$14	-	$-	$92,250	$9,469	$101,733

	Common stock		Treasury stock		Additional	Retained earnings
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	Total
Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	80,187	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(22,902)	(431)	-	-	(431)
Common stock repurchased	-	-	(292,744)	(5,809)	-	-	(5,809)
Retirement of treasury stock	(325,074)	-	325,074	6,428	(6,428)	-	-
Share-based compensation	-	-	-	-	5,662	-	5,662
Net income	-	-	-	-	-	6,140	6,140
Balance at September 30, 2024	13,735,387	$14	-	$-	$93,393	$(1,733)	$91,674

Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632
Vesting of restricted stock units	66,767	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(20,442)	(860)	-	-	(860)
Common stock repurchased	-	-	(15,437)	(653)	-	-	(653)
Retirement of treasury stock	(35,879)	-	35,879	1,513	(1,513)	-	-
Share-based compensation	-	-	-	-	6,275	-	6,275
Net income	-	-	-	-	-	10,339	10,339
Balance at September 30, 2025	13,967,217	$14	-	$-	$92,250	$9,469	$101,733

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,339	$6,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,903	7,081
Share-based compensation expense	5,129	4,452
Write-off of long-lived assets	3	82
Provision for bad debts	408	323
Noncash lease expenses	382	412
Deferred income tax expense	2,020	2,051
Changes in assets and liabilities:
Accounts receivable	(2,766)	(1,647)
Prepaid expenses and other current assets	(610)	(617)
Other noncurrent assets	58	(470)
Accounts payable	637	1,156
Accrued expenses and other current liabilities	(701)	(1,150)
Deferred revenue	147	(125)
Operating lease liabilities	(289)	(419)
Net cash provided by operating activities	22,660	17,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(439)	(152)
Capitalized costs included in intangible assets	(7,679)	(7,118)
Net cash used in investing activities	(8,118)	(7,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(860)	(431)
Repurchases of common stock	(653)	(5,853)
Dividend payable	(4,181)	-
Net cash used in financing activities	(5,694)	(6,284)
Net increase in cash and cash equivalents	$8,848	$3,715
Cash and cash equivalents at beginning of period	36,504	32,032
Cash and cash equivalents at end of period	$45,352	$35,747
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$683	$524
Share-based compensation capitalized in intangible assets	$1,146	$1,210
Retirement of treasury stock	$1,513	$6,428
Right-of-use assets obtained in exchange of operating lease liabilities	$1,153	$-

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income	$4,213	$1,719	$10,339	$6,140
Denominator:
Weighted average shares outstanding:
Basic	14,027,994	13,782,476	14,014,993	13,852,947
Diluted(1)	14,618,657	14,311,575	14,567,167	14,224,285
Earnings per share:
Basic	$0.30	$0.12	$0.74	$0.44
Diluted	$0.29	$0.12	$0.71	$0.43

(1)
For the three and nine months ended September 30, 2025 and 2024, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2025			December 31, 2024
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$82,660	$(46,039)	$36,621	$74,409	$(38,412)	$35,997
Acquired intangible assets	10 years	2,247	(119)	2,128	-	-	-
Total		$84,907	$(46,158)	$38,749	$74,409	$(38,412)	$35,997

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

Amortization expenses of $2,651 and $2,382 for the three months ended September 30, 2025 and 2024, respectively, and $7,746 and $6,918 for the nine months ended September 30, 2025 and 2024, respectively, were included in depreciation and amortization expense. As of September 30, 2025, intangible assets of $4,964, included in the gross carrying amounts of intangible assets, have not yet commenced amortization, as they are not ready for their intended use.

The Company capitalized intangible asset costs of $3,723 and $2,708 during the three months ended September 30, 2025 and 2024, respectively, and $10,498 and $8,328 during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, estimated amortization expense related to the Company’s intangible assets for the remainder of 2025 through 2030 and thereafter are as follows:

(In thousands)
Year	September 30, 2025
Remainder of 2025	2,721
2026	10,447
2027	8,843
2028	6,410
2029	4,448
2030 and thereafter	5,880
Total	$38,749

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of September 30, 2025 and December 31, 2024, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three and nine months ended September 30, 2025 and 2024, and there was no accumulated goodwill impairment loss as of September 30, 2025.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of September 30, 2025, the current and noncurrent portion of unbilled accounts receivable of $1,258 and $1,021, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2024, the current and noncurrent portion of unbilled accounts receivable of $937 and $1,080, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended September 30, 2025 and 2024, 75% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 23% attributable to transactional customers, respectively. For the nine months ended September 30, 2025 and 2024, 75% and 76% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 24% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of September 30, 2025 and December 31, 2024, the balance of deferred revenue was $859 and $712, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2024, $123 and $617 was recognized into revenue during the three and nine months ended September 30, 2025, respectively.

As of September 30, 2025, $19,820 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $3,166 of revenue will be recognized in the remainder of 2025, $9,425 in 2026, $5,520 in 2027, $1,402 in 2028, $302 in 2029, and $5 in 2030. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of September 30, 2025 was more likely than not.

The Company’s effective income tax rate was 15% and 40% for the three months ended September 30, 2025 and 2024, respectively, and 18% and 28% for the nine months ended September 30, 2025 and 2024, respectively, differing from the U.S. statutory corporate federal income tax rate of 21%.

For the three and nine months ended September 30, 2025, the effective income tax rates were lower than the statutory rate, primarily attributable to the benefit of research and development tax credits and excess tax benefit from share-based compensation, partially offset by state income taxes and nondeductible permanent differences. In contrast, for the three and nine months ended September 30, 2024, the effective income tax rates were higher than the statutory rate, primarily driven by state income taxes and nondeductible permanent differences, partially offset by the benefit of research and development tax credits.

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

The Company does not have any material unrecognized tax benefits as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including the full expensing of domestic research and experimentation expenditures. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company evaluated the impact of the OBBBA on its financial statements and concluded that it does not have a material impact on the Company’s effective tax rate.

7. Shareholders' equity

Common stock and treasury stock

As of September 30, 2025 and December 31, 2024, the number of issued shares of common stock was 13,967,217 and 13,936,329, respectively. The Company held no shares of treasury stock as of either date. During the nine months ended September 30, 2025, the changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 66,767 shares of common stock were issued as a result of the vesting of RSUs, of which, 20,442 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock at a cost of $860. All 20,442 shares of treasury stock were retired during the period.
•
During the nine months ended September 30, 2025, the Company repurchased 15,437 shares of common stock under the Stock Repurchase Program, as defined below, which was reflected in treasury stock at a cost of $653. All 15,437 shares of treasury stock were retired during the period.

On May 2, 2022, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company's common stock from time to time, and subsequently on December 19, 2023 and March 28, 2024, the Board of Directors authorized the repurchase of an additional $5.0 million each, bringing the total authorization to $15.0 million (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time and for any reason at the discretion of the Board of Directors. On November 3, 2025, the Board of Directors further authorized the repurchase of an additional $15.0 million under the Stock Repurchase Program, bringing the total authorization to $30.0 million.

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

As of September 30, 2025, there were 2,652,597 shares of common stock available for future issuance under the Amended and Restated Plan.

To date, all stock incentives issued under the Amended and Restated Plan have been in the form of RSUs. RSUs granted under the Amended and Restated Plan vest and settle upon the satisfaction of a time-based condition or with both time- and performance-based conditions. The time-based condition for these awards is generally satisfied over three or four years with annual vesting. Details of unvested RSU activity during the nine months ended September 30, 2025 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2024	887,268	$21.67
Granted(1)	112,050	$36.54
Vested and delivered	(46,325)	$20.37
Withheld as treasury stock(2)	(20,442)	$20.56
Forfeited	(40,382)	$23.54
Unvested as of September 30, 2025(3)	892,169	$23.54

(1)
During the nine months ended September 30, 2025, the Company granted an aggregate of 112,050 RSUs to certain employees and directors at grant date fair values ranging from $34.18 to $49.67 per share, with a vesting period ranging from three to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7 for details.
(3)
On March 18, 2024, the Company granted 130,000 RSUs, subject to performance-based vesting conditions, to a non-executive employee, at a grant date fair value of $18.30 per share. Such RSU grant will not vest unless and until the Company has achieved certain revenue for a portion of its business prior to December 31, 2030, the final achievement date deadline. As of September 30, 2025, the Company determined that it is not probable that the performance criteria associated with 70,000 of the 130,000 RSUs will be met. Accordingly, no share-based compensation expense has been recognized for these RSUs. The 70,000 RSUs remain unvested and were included in "Unvested as of September 30, 2025" in the table above.

As of September 30, 2025, unrecognized share-based compensation expense associated with the granted RSUs amounted to $13,399, which is expected to be recognized over a remaining weighted average period of 2.4 years.

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Sales and marketing expenses	$206	$148	$594	$444
General and administrative expenses	1,500	1,509	4,535	4,008
Share-based compensation expense	1,706	1,657	5,129	4,452
Capitalized in intangible assets	394	328	1,146	1,210
Total	$2,100	$1,985	$6,275	$5,662

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

For the three and nine months ended September 30, 2025 and 2024, a summary of the Company’s lease information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Lease cost:
Operating lease costs	$184	$194	$544	$583
Other information:
Cash paid for operating leases	$128	$199	$477	$589
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$-	$-	$1,153	$-

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

As of September 30, 2025 and December 31, 2024, the weighted-average remaining term of the Company's operating leases was 4.8 years and 4.3 years, respectively, and the weighted-average discount rate used to measure the operating lease liabilities was 8.30% and 9.94%, respectively.

As of September 30, 2025, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2025
Remainder of 2025	128
2026	519
2027	737
2028	859
2029	596
2030 and thereafter	663
Total maturities	$3,502
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$403
Noncurrent operating lease liabilities	2,459
Total operating lease liabilities	$2,862
Difference between the maturities and related present value of operating lease liabilities	$640

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

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$23,083	$19,057	$66,860	$55,624
Less:
Cost of revenue (exclusive of depreciation and amortization)	3,622	3,314	10,784	10,525
Personnel-related expenses	7,829	6,883	23,546	19,133
Advertising, marketing and agency expenses	280	209	791	572
Provision for bad debts	134	99	408	323
Share-based compensation expense	1,706	1,657	5,129	4,452
Occupancy expenses	288	306	859	936
Professional fees(1)	1,188	933	3,799	3,099
Other segment items(2)	754	724	2,103	1,954
Depreciation and amortization	2,706	2,434	7,903	7,081
Interest income	(386)	(353)	(1,033)	(1,032)
Income tax expense	749	1,132	2,232	2,441
Segment net income	$4,213	$1,719	$10,339	$6,140
Consolidated net income	$4,213	$1,719	$10,339	$6,140

(1) Professional fees for the nine months ended September 30, 2025, include $358 of acquisition-related costs incurred in connection with the due diligence of potential strategic targets. Comparable acquisition-related costs were $7 for the nine months ended September 30, 2024.

(2) Other segment items include primarily travel and entertainment, write-off of long-lived assets, and other selling, general and administrative expenses.

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs, included within cost of revenue (exclusive depreciation and amortization), of $2,423 and $2,328 for the three months ended September 30, 2025 and 2024, respectively, and $7,382 and $7,168 for the nine months ended September 30, 2025 and 2024, respectively, under certain data licensing agreements.

Effective on May 1, 2025, the Company entered into an amendment with its largest data supplier, extending the term of the agreement through April 30, 2031. The Company may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to April 30, 2031. As of September 30, 2025, the remaining minimum purchase commitment of the agreement with this data supplier was $24.6 million.

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

As of September 30, 2025, the total material capital commitments under certain data licensing agreements and the cloud service agreement amounted to $44,909, shown as follows:

(In thousands)
Year	September 30, 2025
Remainder of 2025	$2,678
2026	10,207
2027	8,618
2028	7,927
2029	7,956
2030 and thereafter	7,523
Total	$44,909

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2025 and 2024, IDI had 9,853 and 8,743 billable customers, respectively, and FOREWARN had 372,209 and 284,967 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended September 30, 2025 and 2024, 75% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 23% attributable to transactional customers, respectively. For the nine months ended September 30, 2025 and 2024, 75% and 76% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 24% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

•
Total revenue increased 21% to $23.1 million.
•
Gross profit increased 26% to $16.8 million. Gross margin increased to 73% from 70%.
•
Adjusted gross profit increased 23% to $19.4 million. Adjusted gross margin increased to 84% from 83%.
•
Net income increased 145% to $4.2 million, which resulted in earnings of $0.30 and $0.29 per basic and diluted share, respectively. Net income margin increased to 18% from 9%.
•
Adjusted EBITDA increased 35% to $9.0 million. Adjusted EBITDA margin increased to 39% from 35%.
•
Adjusted net income increased 75% to $5.8 million, which resulted in adjusted earnings of $0.41 and $0.39 per basic and diluted share, respectively.
•
Net cash provided by operating activities increased 40% to $10.2 million.

•
Cash and cash equivalents were $45.4 million as of September 30, 2025.

Third Quarter and Recent Business Highlights

•
Added 304 customers to IDI during the third quarter, ending the quarter with 9,853 customers.
•
Added 25,538 users to FOREWARN during the third quarter, ending the quarter with 372,209 users. Over 590 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Increased the Stock Repurchase Program authorization by $15.0 million, bringing the total authorized to $30.0 million.
•
Purchased 15,437 shares of the Company’s common stock during the third quarter at an average price of $42.26 per share pursuant to the Company’s Stock Repurchase Program. The Company has $18.9 million remaining under the Stock Repurchase Program.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, income tax expense, depreciation and amortization, share-based compensation expense, acquisition-related costs, litigation costs, and write-off of long-lived assets. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, adjusted to exclude share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, acquisition-related costs, litigation costs, and write-off of long-lived assets, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets, and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$4,213	$1,719	$10,339	$6,140
Interest income	(386)	(353)	(1,033)	(1,032)
Income tax expense	749	1,132	2,232	2,441
Depreciation and amortization	2,706	2,434	7,903	7,081
Share-based compensation expense	1,706	1,657	5,129	4,452
Acquisition-related costs	(12)	-	358	7
Litigation costs	60	7	73	7
Write-off of long-lived assets	-	82	3	82
Adjusted EBITDA	$9,036	$6,678	$25,004	$19,178
Revenue	$23,083	$19,057	$66,860	$55,624

Net income margin	18%	9%	15%	11%
Adjusted EBITDA margin	39%	35%	37%	34%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Net income	$4,213	$1,719	$10,339	$6,140
Share-based compensation expense	1,706	1,657	5,129	4,452
Amortization of share-based compensation capitalized in intangible assets	413	394	1,235	1,138
Acquisition-related costs	(12)	-	358	7
Litigation costs	60	7	73	7
Write-off of long-lived assets	-	82	3	82
Tax effect of adjustments(1)	(619)	(568)	(2,141)	(1,350)
Adjusted net income	$5,761	$3,291	$14,996	$10,476
Earnings per share:
Basic	$0.30	$0.12	$0.74	$0.44
Diluted	$0.29	$0.12	$0.71	$0.43
Adjusted earnings per share:
Basic	$0.41	$0.24	$1.07	$0.76
Diluted	$0.39	$0.23	$1.03	$0.74
Weighted average shares outstanding:
Basic	14,027,994	13,782,476	14,014,993	13,852,947
Diluted	14,618,657	14,311,575	14,567,167	14,224,285

(1) The tax effect of adjustments is calculated using the expected federal and state statutory tax rate. The expected federal and state income tax rate was approximately 26.00% for the three and nine months ended September 30, 2025 and 2024.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$23,083	$19,057	$66,860	$55,624
Cost of revenue (exclusive of depreciation and amortization)	(3,622)	(3,314)	(10,784)	(10,525)
Depreciation and amortization related to cost of revenue	(2,651)	(2,382)	(7,746)	(6,918)
Gross profit	16,810	13,361	48,330	38,181
Depreciation and amortization of certain intangible assets(1)	2,615	2,382	7,627	6,918
Adjusted gross profit	$19,425	$15,743	$55,957	$45,099

Gross margin	73%	70%	72%	69%
Adjusted gross margin	84%	83%	84%	81%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$10,172	$7,247	$22,660	$17,269
Less:
Purchase of property and equipment	(187)	(35)	(439)	(152)
Capitalized costs included in intangible assets	(2,695)	(2,380)	(7,679)	(7,118)
Free cash flow	$7,290	$4,832	$14,542	$9,999

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

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, and share-based compensation expense, and the impact of other items not indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. We believe adjusted net income provides additional means of evaluating period-over-period operating performance by eliminating certain non-cash expenses and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Adjusted net income is a non-GAAP financial measure equal to net income, adjusted to exclude share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and other items not indicative of our ongoing operating performance, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets. We believe adjusted gross profit provides useful information to our investors by eliminating the impact of certain non-cash depreciation and amortization, and primarily the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment and capitalized costs included in intangible assets.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenue

Revenue increased $4.0 million, or 21%, to $23.1 million for the three months ended September 30, 2025, compared to $19.1 million for the same period in 2024. The increase was driven by volume expansion across the existing customer base, partially offset by the decrease in revenue from new customers.

•
Revenue from existing customers increased $4.1 million, or 24%.
•
Revenue from new customers decreased $0.1 million, or 6%.

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

As of September 30, 2025, our IDI billable customer base increased to 9,853 customers, up from 8,743 customers a year earlier. Our FOREWARN user base increased to 372,209 users, up from 284,967 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.3 million, or 9%, to $3.6 million for the three months ended September 30, 2025, compared to $3.3 million for the same period in 2024.

Our cost of revenue primarily consists of data acquisition costs, which includes the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% and 48% of our total data acquisition costs for the three months ended September 30, 2025 and 2024, respectively. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees and pertinent personnel-related costs.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 16% for the three months ended September 30, 2025, compared to 17% for the same period in 2024. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $0.6 million, or 12%, to $5.4 million for the three months ended September 30, 2025, compared to $4.8 million for the same period in 2024. The increase reflects our continued investment in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

The increase was primarily driven by:

•
an increase of $0.3 million in personnel-related expenses; and
•
an increase of $0.1 million in advertising, marketing and agency expenses.

General and administrative expenses

General and administrative expenses increased $0.8 million, or 13%, to $6.8 million for the three months ended September 30, 2025, compared to $6.0 million for the same period in 2024. The increase reflects higher personnel-related expenses to support the continued growth of the business.

For the three months ended September 30, 2025 and 2024, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $3.5 million and $2.9 million, respectively;
•
share-based compensation expense of $1.5 million and $1.5 million, respectively; and
•
professional fees of $1.2 million and $0.9 million, respectively.

Depreciation and amortization

Depreciation and amortization expenses increased $0.3 million, or 11%, to $2.7 million for the three months ended September 30, 2025, compared to $2.4 million for the same period in 2024.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after September 30, 2024.

Interest income

Interest income remained consistent at $0.4 million for the three months ended September 30, 2025 and 2024.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes increased $2.1 million, or 74%, to $5.0 million for the three months ended September 30, 2025, compared to $2.9 million for the same period in 2024.

The decrease was primarily driven by:

•
an increase of $4.0 million in revenue;

partially offset by:

•
an increase of $0.3 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $0.9 million in personnel-related expenses;
•
an increase of $0.3 million in professional fees; and
•
an increase of $0.3 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $0.7 million for the three months ended September 30, 2025, compared to $1.1 million for the same period in 2024.

The decrease in income tax expense was primarily attributable to a decrease in the effective tax rate to 15% for the three months ended September 30, 2025 from 40% for the same period in 2024, partially offset by higher pre-tax income.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including the full expensing of domestic research and experimentation expenditures.

For additional information, refer to Note 6, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $2.5 million, or 145%, to $4.2 million for the three months ended September 30, 2025, compared to $1.7 million for the same period in 2024, as a result of the foregoing.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Revenue

Revenue increased $11.3 million, or 20%, to $66.9 million for the nine months ended September 30, 2025, compared to $55.6 million for the same period in 2024. The increase was driven by strong onboarding of new customers and volume expansion across the existing customer base.

•
Revenue from new customers increased $0.9 million, or 17%.
•
Revenue from existing customers increased $10.4 million, or 21%.

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

As of September 30, 2025, our IDI billable customer base increased to 9,853 customers, up from 8,743 customers a year earlier. Our FOREWARN user base increased to 372,209 users, up from 284,967 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.3 million, or 2%, to $10.8 million for the nine months ended September 30, 2025, compared to $10.5 million for the same period in 2024.

Our cost of revenue primarily consists of data acquisition costs, which includes the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 45% of our total data acquisition costs for the nine months ended September 30, 2025 and 2024. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees and pertinent personnel-related costs.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 16% for the nine months ended September 30, 2025, compared to 19% for the same period in 2024. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $3.5 million, or 27%, to $16.4 million for the nine months ended September 30, 2025, compared to $12.9 million for the same period in 2024. The increase reflects our continued investment in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

The increase was primarily driven by:

•
an increase of $2.9 million in personnel-related expenses;
•
an increase of $0.2 million in advertising, marketing and agency expenses; and
•
an increase of $0.2 million in share-based compensation expense.

General and administrative expenses

General and administrative expenses increased $2.7 million, or 15%, to $20.2 million for the nine months ended September 30, 2025, compared to $17.5 million for the same period in 2024. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the nine months ended September 30, 2025 and 2024, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $10.0 million and $8.5 million, respectively;
•
share-based compensation expense of $4.5 million and $4.0 million, respectively; and
•
professional fees of $3.8 million and $3.1 million, respectively. Professional fees included $0.4 million and $0, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.8 million, or 12%, to $7.9 million for the nine months ended September 30, 2025, compared to $7.1 million for the same period in 2024.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after September 30, 2024.

Interest income

Interest income remained consistent at $1.0 million for the nine months ended September 30, 2025 and 2024.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes increased $4.0 million, or 46%, to $12.6 million for the nine months ended September 30, 2025, compared to $8.6 million for the same period in 2024.

The increase was primarily driven by:

•
an increase of $11.3 million in revenue,

partially offset by:

•
an increase of $0.3 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $4.4 million in personnel-related expenses;
•
an increase of $0.7 million in professional fees;
•
an increase of $0.7 million in share-based compensation expense; and
•
an increase of $0.8 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $2.2 million for the nine months ended September 30, 2025, compared to $2.4 million for the same period in 2024.

The decrease in income tax expense was primarily driven by a decrease in the effective tax rate to 18% for the nine months ended September 30, 2025 from 28% for the same period in 2024, partially offset by higher pre-tax income.

On July 4, 2025, the OBBBA was enacted into law, which makes permanent key elements of the Tax Cuts and Jobs Act, including the full expensing of domestic research and experimentation expenditures.

For additional information, refer to Note 6, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $4.2 million, or 68%, to $10.3 million for the nine months ended September 30, 2025, compared to $6.1 million for the same period in 2024, as a result of the foregoing.

Effect of Inflation

We believe that persistent inflationary pressures throughout 2024 and into the nine months ended September 30, 2025 have contributed to a more challenging macroeconomic environment, increasing recessionary concerns and prompting some businesses to moderate discretionary spending. These conditions have resulted in — and may continue to contribute to — fluctuations in transaction volumes, pricing dynamics, and operating margins across our services.

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

Liquidity and Capital Resources

Cash flows provided by operating activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $22.7 million. This was primarily driven by:

•
net income of $10.3 million;
•
non-cash adjustments totaling $15.8 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $3.5 million, primarily due to an increase in accounts receivable, and prepaid expenses and other current assets, and a decrease in accrued expenses and other current liabilities and operating lease liabilities, partially offset by the increase in accounts payable.

For the nine months ended September 30, 2024, net cash provided by operating activities was $17.3 million. This was primarily driven by:

•
net income of $6.1 million;
•
non-cash adjustments totaling $14.4 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $3.3 million, primarily due to an increase in accounts receivable, prepaid expenses and other current assets, and other noncurrent assets, and a decrease in accrued expenses and other current liabilities and operating lease liabilities, partially offset by the increase in accounts payable.

Cash flows used in investing activities

For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was $8.1 million and $7.3 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities

For the nine months ended September 30, 2025, net cash used in financing activities was $5.7 million. This was primarily driven by:

•
the payment of a special cash dividend totaling $4.2 million;
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.9 million; and
•
common stock repurchases totaling $0.7 million, conducted pursuant to our Stock Repurchase Program.

On December 3, 2024, we declared a special cash dividend of $0.30 per share on our common stock to shareholders of record as of January 31, 2025. The dividend, totaling $4.2 million, was paid on February 14, 2025.

The Stock Repurchase Program was originally authorized by the Board of Directors on May 2, 2022, permitting repurchases of up to $5.0 million of our common stock. On December 19, 2023, and again on March 28, 2024, the Board of Directors approved additional authorizations of $5.0 million each, expanding the total program size.

For the nine months ended September 30, 2024, net cash used in financing activities was $6.3 million. This was primarily driven by:

•
common stock repurchases totaling $5.9 million, conducted pursuant to our Stock Repurchase Program; and
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.4 million.

Commitments

As of September 30, 2025, we had material commitments under data licensing agreements and a cloud service agreement totaling $44.9 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements, using available cash on hand and cash flows generated from operations over the next twelve months.

Capital Resources

We reported net income of $4.2 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and net income of $10.3 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had total shareholders’ equity of $101.7 million and cash and cash equivalents of $45.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended September 30, 2025 pursuant to the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	-	$-	-	$4,576,646
August 1, 2025 - August 31, 2025	15,437	$42.26	15,437	$3,924,228
September 1, 2025 - September 30, 2025	-	$-	-	$3,924,228
Total	15,437	$42.26	15,437

(1)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the Board of Directors of the Company authorized the Stock Repurchase Program to repurchase the Company's common stock from time to time through open market purchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans, which was subsequently amended on each of December 19, 2023 and March 28, 2024. The Stock Repurchase Program does not obligate the Company to repurchase any shares and it may be modified, suspended, or terminated at any time and for any reason at the discretion of the board of directors. On November 3, 2025, the Board of Directors further authorized the repurchase of an additional $15.0 million under the Stock Repurchase Program, bringing the total authorization to $30.0 million.

During the three months ended September 30, 2025, the 15,437 shares repurchased were made in open-market transactions outside of any Rule 10b5-1 trading plan. Such repurchases were made in accordance with the limitations set forth in Rule 10b-18 and applicable securities laws. Since the inception of the Stock Repurchase Program and through September 30, 2025, the Company has purchased a total of $11.1 million of common stock at an average price of $20.00 per share.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts mentioned above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter ended September 30, 2025.

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

November 5, 2025		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)