Form 10-K
period 2025-12-31
Red Violet, Inc.
filed 2026-03-04
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing per share sales price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $628.3 million.

The number of shares outstanding of the registrant’s common stock, as of February 27, 2026, was 14,109,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business.

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which are incorporated herein by this reference.

Company Overview

Red Violet, Inc. (“we,” “us,” “our,” “red violet,” or the “Company”), a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our cloud-native, AI-enabled identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

With artificial intelligence and machine learning embedded directly into CORE’s architecture from inception, and integrated with extensive proprietary data assets and regulated workflows, the platform enables customers to uncover actionable insights, accelerate decision-making, and operate at enterprise scale with materially reduced manual effort and operating costs. These AI-driven capabilities support the streamlining of labor-intensive workflows through automated, intelligence-driven processes that materially enhance efficiency and outcomes across risk management, compliance, and investigative functions.

Organizations are challenged by the structure, volume, velocity, and disparity of data. Our platform and applications provide real-time analytics, transforming the way our customers interact with information by presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With extensive data assets consisting of public record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, enhance safety, and mitigate fraud and the related financial losses across the markets we serve.

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2025 and 2024, IDI had 10,022 and 8,926 billable customers, respectively, and FOREWARN had 390,018 and 303,418 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, the Company counts the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2025 and 2024, 76% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 24% and 23% attributable to transactional customers, respectively.

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

For the years ended December 31, 2025 and 2024, we had revenue of $90.3 million and $75.2 million, net income of $13.2 million and $7.0 million, adjusted EBITDA of $31.0 million and $23.6 million, and adjusted net income of $18.7 million and $13.0 million, respectively. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on accounting principles generally accepted in the United States (“US GAAP”), excluding interest income, income tax expense, depreciation and amortization, share-based compensation expense, acquisition-related costs, litigation costs, and write-off of long-lived assets. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, adjusted to exclude share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, acquisition-related costs, litigation costs, and write-off of long-lived assets, and to include tax effect of adjustments. Refer to the tables included in “Use and Reconciliation of Non-GAAP Financial Measures” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Markets

The target market for our solutions consists of public and private sector organizations that require high-confidence, data-driven identity intelligence integrated into mission-critical and regulated workflows. These organizations increasingly rely on automated decisioning, advanced analytics, and artificial intelligence to support core operational functions, risk management, and compliance requirements. We believe this ongoing shift toward data-driven, automated, and AI-enabled processes supports sustained demand for platforms that are architected to deliver accurate, scalable, and real-time intelligence within complex operating environments.

Our addressable market includes the data and analytics sector, which continues to grow at an accelerated pace due to the proliferation of data generated over the past two decades from both traditional and emerging sources, including e-commerce, mobile, and social media. Fortune Business InsightsTM projected the global big data analytics market to rise to $1,176.6 billion by 2034, exhibiting a CAGR of 12.8% during the forecast period from 2025 through 2034. Continued, rapid innovation and adoption of new technologies presents enormous challenges for organizations of all types to sort through this sea of data to glean actionable intelligence and to inform real-time decisions. Further, the digital transformation has created even greater fragmentation of data across multiple mediums, creating an inherent need for organizations to leverage scalable and unified data and analytics on a single platform. These challenges serve as key drivers of the sector’s growth. Our industry-agnostic platform, solutions, and analytical capabilities are designed to solve the myriad of complex problems that organizations face on a daily basis.

Risk and fraud analytics has become increasingly important not only in the banking and financial services sectors but across multiple other industries and use cases. According to the market research company, MarketsAndMarketsTM, the risk analytics market is projected to grow to $51.34 billion by 2030, representing CAGR of 9.7% from 2025 through 2030, with North America expected to account for the largest market size in the risk analytics market. Risk and fraud analytics and the information derived therefrom is now the primary service product for risk management associated with key purchasers such as financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunications companies, corporate security, and investigative firms. Primary use cases include, but are not limited to, obtaining information on consumers, businesses, assets, and their interrelationships, to facilitate the location of individuals and assets, identity verification, legislative compliance, and to support criminal, legal, financial, insurance, and corporate investigations, due diligence, and the assessment and mitigation of counterparty risk.

Key Challenges Facing Our Customers

We believe organizations across the public and private sectors face increasing operational, analytical, and regulatory challenges arising from the volume, variety, and complexity of data generated through digital and physical interactions. These challenges include the need to integrate disparate and fragmented data sources, support timely and informed decision-making, and maintain compliance within regulated and mission-critical environments.

Actionable Intelligence Through an Integrated, Cloud-Native, AI-Enabled Platform—As the velocity and volume of data continues to grow exponentially across various mediums, many organizations experience difficulty consolidating information and deriving reliable, real-time insights to support operational, risk management, and compliance functions. Customers increasingly require scalable, flexible, and secure platforms capable of ingesting structured and unstructured data, normalizing and integrating diverse datasets, and applying advanced analytics and artificial intelligence within regulated workflows. In addition, organizations seek centralized solutions that reduce reliance on fragmented point systems and manual processes, improve analytical consistency, and support enterprise-wide access to high-confidence intelligence. We believe demand for integrated, cloud-native platforms that deliver accurate, timely, and actionable insights across complex operating environments will continue to grow as customers seek to modernize data management and decision-support capabilities.

Cost and Performance Pressures—Customers operate in increasingly constrained cost environments while facing rising expectations for speed, accuracy, reliability, and regulatory compliance. As a result, organizations are under continued pressure to maximize the value derived from their information and analytics solutions across identity verification, risk management, and compliance functions. Customers require platforms capable of delivering timely, accurate, and scalable intelligence to support high-volume, mission-critical operations while managing operating costs. Performance improvements often depend on the ability to integrate and analyze large, diverse datasets efficiently, provide consistent access to relevant information, and support informed decision-making in real time. We believe platforms that combine advanced analytics with extensive, unified data assets are better positioned to help organizations address these cost and performance challenges and maintain operational effectiveness.

Delivering Solutions for Complex Problems Using Scalable Analytics—As data volumes, sources, and formats continue to expand, organizations face increasing challenges in integrating information, maintaining analytical performance, and generating reliable insights at scale. Data is often fragmented across multiple systems, formats, and business units, limiting visibility and inhibiting the development of unified, enterprise-wide intelligence. In addition, legacy infrastructure and manual processes may constrain an organization’s ability to efficiently process, normalize, and analyze large and diverse datasets in real time. As a result, customers increasingly require scalable, cloud-native platforms capable of unifying disparate data sources and applying advanced analytics and artificial intelligence within operational and regulated workflows. We believe solutions that support consistent, high-performance analysis across complex data environments are essential to enabling informed decision-making and effective risk management.

Our Competitive Strengths

We believe our leading-edge technology platform, extensive longitudinal identity graph, and dynamic and intuitive solutions deliver superior capabilities to our customers. Our solutions enable our customers to make more informed inquiries regarding their challenges and better decisions to solve their most complex problems. We believe the following competitive strengths will continue to deliver an unrivaled value proposition that further drives our differentiation:

•
Transformative and Innovative Cloud-Native, AI-Enabled Technology Platform—Our CORE platform was architected from inception as a cloud-native system with artificial intelligence and machine learning embedded into its core data processing and analytical workflows. The platform integrates extensive proprietary data assets and regulated operational processes to assimilate, structure, and unify billions of disparate records, supporting the development of our leading core consumer identity graph and the delivery of high-confidence identity intelligence, presented in real-time via analytical interfaces. At the core of this architecture is IRON™, our proprietary entity resolution, data processing, and machine learning framework, purpose-built to resolve identities with precision, scalability, and computational efficiency across complex and fragmented data environments. IRON enables the continuous validation, linkage, and refinement of our identity graph at scale. We believe our application of advanced machine learning techniques to identity resolution and relationship analysis enables higher accuracy, greater scalability, and faster insight generation than legacy, rules-based, and on-premises solutions. Our platform’s speed, extensibility, and scalability support real-time analytics and mission-critical decisioning across complex operating environments, which we believe are key differentiators in the marketplace.

•
Extensive Longitudinal Identity Graph—Data is the lifeblood of our technology platform, and of modern society. Through our CORE platform, we develop and maintain extensive proprietary datasets that support the creation and expansion of our comprehensive consumer identity graph and the delivery of high-confidence, real-time intelligence. Our data is compiled from a broad range of online and offline sources, including structured and unstructured public record, publicly-available, proprietary, and self-reported information. Public record data includes personal information, as well as property, identity, bankruptcy, lien, judgment, automotive, phone, and other records aggregated from companies specializing in data aggregation, public record databases, and publicly-available sources. Proprietary data consists of internally generated data unified by proprietary algorithms and analytic processes. These processes are powered by IRON, our proprietary entity resolution, data processing, and machine learning framework, which enables the longitudinal linkage, validation, and continuous refinement of identities across fragmented datasets. Artificial intelligence and machine learning models embedded within our platform enable the efficient ingestion, normalization, and integration of large data volumes, as well as the identification of probabilistic relationships and predictive insights that are not readily discernible through traditional rules-based approaches. We believe the combination of our extensive proprietary data assets, purpose-built machine learning models, and scalable cloud-native architecture creates a reinforcing advantage that supports accurate identity resolution, normalized data structures, and actionable, real-time intelligence across a broad range of regulated and mission-critical use cases.

Our Platform and Solutions

CORE is a cloud-native, proprietary technology platform architected from inception with artificial intelligence, machine learning, and advanced analytics embedded into its core data processing and analytical frameworks. The platform integrates extensive public-record, proprietary, and publicly-available data assets to deliver high-confidence identity intelligence through scalable user-focused analytical interfaces. Our solutions provide intelligence across key identity dimensions, including entities, relationships, affiliations, interactions, and events, and support mission-critical and regulated operational, risk management, and compliance functions for public and private sector organizations. Our solutions are used to enable frictionless commerce, enhance safety, and mitigate fraud and the related financial losses across the markets we serve.

CORE’s machine learning models are designed to continuously enhance entity resolution, relationship mapping, and risk signals as new data is ingested and integrated. This continuous learning capability supports the accuracy, relevance, and reliability of our intelligence over time, strengthens customer engagement and reliance on the platform, and reinforces the scalability and durability of our business model.

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

Our Strategy

We are committed to developing innovative technology and using our analytical capabilities to deliver solutions that transform the way organizations interact with information. We are advancing our business through the following strategic approach:

•
Transform Data Into Intelligence—Our core consumer identity graph, integrated with our cloud-native, AI-enabled technology platform, delivers actionable intelligence to customers across the markets we serve. As organizations continue to digitize operations and generate increasing volumes of data, we expand and refine our proprietary data assets and analytical models to support more comprehensive identity resolution and relationship analysis. Through the application of supervised and unsupervised machine learning techniques to proprietary and third-party data assets, we enhance the depth, accuracy, and relevance of our intelligence. We believe this approach supports broader enterprise adoption, increased customer engagement, and expansion across regulated and mission-critical use cases over time.
•
Widen Our Technology Lead—Unlike certain legacy platforms, our technology was architected from inception as a cloud-native system with artificial intelligence and machine learning embedded into its core data processing and analytical workflows. This architecture supports high levels of speed, scalability, reliability, and analytical performance relative to legacy, on-premises, and hybrid environments. While some competitors continue to invest significant resources in transitioning legacy infrastructures to more modern deployment models, we remain focused on advancing and expanding our cloud-native, AI-enabled platform to meet evolving customer requirements. As customers increasingly rely on secure, scalable, and high-performance intelligence solutions to support mission-critical and regulated workflows, we believe our architectural foundation positions us to deliver these capabilities efficiently and consistently. We will continue to invest in our technology, identity graph, and personnel to strengthen our competitive position and extend our technology leadership.
•
Enhance Functionality and Develop New Solutions—We focus on continuous enhancement of our platform to support evolving customer requirements and increasingly complex operating environments. Customers rely on our solutions to address data-intensive challenges, support informed decision-making, and improve operational efficiency within regulated and mission-critical workflows. We are committed to enhancing the functionality of our existing solutions and developing new capabilities that further embed artificial intelligence and machine learning within customer workflows. By deepening integration with core operational processes and expanding analytical capabilities, we seek to increase the value and applicability of our platform across existing and adjacent use cases. As we introduce additional functionality and solutions, we aim to support customers in addressing challenges arising from disparate and fragmented data environments while strengthening long-term customer engagement and platform adoption.

Our Competition

Competition in the data and analytics sector centers on innovation, product stability, pricing, and customer service. The market for our products and services is highly competitive and is subject to constant change. We compete on the basis of innovative technology, proprietary data, differentiated solutions, analytical capabilities, integration with our customers’ technology, customer relationships, service stability, and price. We believe we are well-positioned to effectively compete on all fronts.

Our competitors vary widely in size and nature of the products and services they offer. There are a large number of competitors who offer products and services in specialized areas, such as fraud prevention, risk management, and decisioning solutions. We believe our innovative technology, analytical capabilities, extensive longitudinal identity graph, and the intelligent design of our cloud-native infrastructure will allow us to differentiate ourselves from our competition in flexibility, capability, service, and price.

Certain of our competitors operate on legacy, on-premises, or privately managed data center and hybrid infrastructures that were not originally designed to support modern cloud-native deployment models, scalable data processing, or embedded artificial intelligence and machine learning capabilities. In contrast, our platform was architected from inception as a cloud-native system with artificial intelligence and machine learning integrated into core data processing and analytical workflows. As a result, we believe we are better positioned to efficiently incorporate ongoing advances in artificial intelligence and related technologies, enhance product functionality, and deliver scalable, data-driven solutions to our customers over time.

Some of our competitors have substantially greater financial, technical, sales, and marketing resources, better name recognition, and a larger customer base. Even if we introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

Certain companies in the data and analytics sector have expanded their product lines or technologies in recent years as a result of increased investment and acquisitions. We anticipate increased competition from data and analytics suppliers, which could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

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

During the years ended December 31, 2025 and 2024, no individual customer accounted for more than 10% of total revenue.

One individual customer accounted for approximately 10% of our accounts receivable, net, as of December 31, 2025. No individual customer accounted for more than 10% of our accounts receivable, net, as of December 31, 2024.

Concentration of Suppliers

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including our largest data supplier. Our other data suppliers include strategic partners, as well as various government and public record databases. Our largest data supplier, with whom we have expanded our relationship while securing what we believe to be favorable business terms over the years, accounted for approximately 45% of our total data acquisition costs both for the years ended December 31, 2025 and 2024. Effective May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031. We may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to us and we may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2025, the remaining payment obligations through the end of the amended and renewed term is $23.2 million. If we are unable to maintain our relationship with our largest data supplier, our ability to provide products and services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition, and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition.

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

Regulatory Matters

Our business is subject to various federal, state, and local laws, rules, and regulations, including, without limitation, the Gramm-Leach-Bliley Act (15 U.S.C. §§ 6801- 6809) (the “GLBA”), the Driver’s Privacy Protection Act (18 U.S.C. §§ 2721- 2725) (the “DPPA”) and the Federal Trade Commission Act (the “FTC Act”). Additional requirements may also apply to us when providing services to U.S. federal, state, and local government agencies, including, without limitation, various Federal Acquisition Regulation and associated supplemental contract clauses. A change in any one of a number of the laws, rules, or regulations applicable to our business or the enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on information services. Legislation or industry regulations regarding consumer privacy issues could place restrictions upon the collection, sharing, and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

Seasonality

Our results are subject to seasonal fluctuation. Historically, certain products experience seasonal pressure during the fourth quarter.

Management Team

Our management team has a track record of strong performance and significant expertise in the markets we serve, supported by decades of collective experience across the data, analytics, and risk management sectors. Members of our leadership team have built and scaled leading companies in our industry, creating significant shareholder value, and have developed deep institutional knowledge that is embedded within our proprietary data assets, technology platform, and regulated workflows. We continue to attract and retain experienced management talent, reflecting our focus on operational excellence and long-term value creation.

Our team possesses extensive domain expertise across industries we serve and has overseen the expansion of our proprietary technology platform and identity graph while managing ongoing strategic initiatives, including the transition from a development-focused organization to a sales-driven enterprise. As a result of this experience, execution capability, and institutional knowledge, we believe we are well positioned to continue driving organic growth and maintaining our competitive position.

Our Employees

We employ a total of 250 employees, all full-time, as of December 31, 2025. None of our employees are represented by a labor organization, and none are party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Competition in the recruiting of personnel in the data and analytics sector is intense. We believe that our future success will depend in part on our continued ability to hire, motivate, and retain qualified sales and marketing, executive and administrative, and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Available Information

Our principal executive offices are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431 and our telephone number is (561) 757-4000. Our corporate website is www.redviolet.com. The website address provided in this 2025 Form 10-K is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this 2025 Form 10-K and is not incorporated by reference in this 2025 Form 10-K or any filing with the Securities and Exchange Commission (the “SEC”). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, under the “Investors” section of our website at www.redviolet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

Information About Our Executive Officers

Our executive officers are as follows:

Name	Position
Derek Dubner James Reilly	Chief Executive Officer and Chairman President
Daniel MacLachlan	Chief Financial Officer
Jeff Dell	Chief Information Officer

Mr. Derek Dubner, 54, has served as the Chief Executive Officer (principal executive officer) and a director of the Company since its formation in August 2017 and continuing through the spin-off from Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), on March 26, 2018, whereby cogint spun off its risk management business by way of a distribution of all of the shares of common stock of its then wholly-owned subsidiary, red violet, to its stockholders as of the record date and certain warrant holders (the “Spin-off”). Mr. Dubner was appointed as Interim Chairman of the Company's Board of Directors in September 2018 and as Chairman of the Company's Board of Directors in April 2020. Mr. Dubner served as the Chief Executive Officer and a director of cogint, from March 2016 until the Spin-off. Mr. Dubner served as cogint’s Co-Chief Executive Officer from March 2015 until March 2016. Mr. Dubner has over 20 years of experience in the data and analytics industry. Mr. Dubner has served as the Chief Executive Officer of our subsidiary The Best One, Inc. (“TBO”), now known as the IDI Holdings, LLC (“IDI Holdings”), a holding company engaged in the acquisition of operating businesses and the acquisition and development of technology assets across various industries, and its subsidiary, Interactive Data, LLC (“Interactive Data”), since October 2014. Prior to TBO, Mr. Dubner served as General Counsel of TransUnion Risk and Alternative Data Solutions, Inc. (“TRADS”) from December 2013 to June 2014. Mr. Dubner served as General Counsel and Secretary of TLO, LLC (“TLO”), an information solutions provider, from inception in 2009 to December 2013.

Mr. James Reilly, 51, has served as President of the Company since its formation in August 2017 and continuing through the Spin-off, and as principal operating officer since August 2025. Mr. Reilly served as President of cogint from July 2017 until the Spin-off, and previously from June 2015 until June 2016 and as President and Chief Operating Officer of two of our subsidiaries, IDI Holdings and Interactive Data from October 2014 until June 2016. From July 2016 to June 2017, Mr. Reilly was enjoined from providing services for cogint or its subsidiaries. From January 2014 through September 2014, Mr. Reilly served as Vice President of Sales at TRADS. From August 2010 through its acquisition of substantially all of the assets by TRADS in December 2013, Mr. Reilly served as Senior Vice President of TLO.

Mr. Daniel MacLachlan, 47, has served as the Chief Financial Officer (principal financial officer) of the Company since its formation in August 2017 and continuing through the Spin-off, and as principal accounting officer since November 2019. Mr. MacLachlan served as Chief Financial Officer of cogint from March 2016 until the Spin-off and brings over fifteen years of experience as the chief financial officer of data-driven technology companies. Mr. MacLachlan served as an independent director, Audit and Compensation Committee Chairman for Vapor Corp., a U.S.-based distributor and retailer of vaporizers, e-liquids and electronic cigarettes, from April 2015 through April 2016. From October 2014 until February 2015, Mr. MacLachlan served as the Chief Financial Officer of TBO. Prior to TBO, Mr. MacLachlan served in the roles of Director of Finance and Chief Financial Officer for TRADS after it acquired TLO in December 2013. Mr. MacLachlan was the Chief Financial Officer of TLO from inception in 2009 to December 2013. From 2005 to 2009, Mr. MacLachlan served as the Chief Financial Officer of JARI Research Corporation (“JARI”), a partnership with the Mayo Clinic advancing proprietary cancer therapeutic technology using targeted radioactive therapy. Prior to JARI, Mr. MacLachlan served as a Special Agent in the Federal Bureau of Investigation (FBI) specializing in the criminal investigation of public corruption and civil rights violations.

Mr. Jeff Dell, 54, has served as the Chief Information Officer of the Company since its formation in August 2017 and continuing through the Spin-off. Mr. Dell served as Chief Information Officer of cogint from September 2016 until the Spin-off and served as the Interim Chief Information Officer of cogint from June 2016 through September 2016. From July 2015 through May 2016, Mr. Dell served as the VP Information Security of cogint. From June 2012 to June 2015, Mr. Dell served as Founder and Chief Executive Officer of Endurance Tracker, Inc., a sports-based data analytics solution. From August 2009 to May 2012, Mr. Dell served as Lead Architect at Tripwire, Inc. From October 2008 to August 2009, Mr. Dell served as Chief Information Security Officer of TLO. From September 2003 to August 2009, Mr. Dell served as Founder and Chief Executive Officer of Activeworx, Inc., a leading information security data analytics company. From January 2001 to August 2003, Mr. Dell served as Chief Information Security Officer of Seisint, Inc., an information solutions provider in the data fusion industry.

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and elsewhere in this 2025 Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

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

Privacy concerns relating to the collection, use, accuracy, correction and sharing of personal information and any perceived or actual unauthorized disclosure of personal information, whether through breach of our network by an unauthorized party, employee theft, misuse, or error could harm our reputation, impair our ability to attract website visitors and to attract and retain customers, result in a loss of confidence in the security of our products and services, or subject us to claims or litigation arising from damages suffered by consumers, and thereby harm our business and results of operations. In addition, we could incur significant costs which our insurance policies may not adequately cover, and we may need to expend significant resources to protect against security breaches, comply with any data breach notification provisions contained in our customer contracts, and comply with the multitude of state and federal laws regarding data privacy and data breach notification obligations.

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

We cannot provide assurance that we will successfully implement new technologies, cause customers or data suppliers to implement compatible technologies, or adapt our technology to evolving customer, regulatory, and competitive requirements. If we fail to respond, or fail to cause our customers or data suppliers to respond, to changes in technology, regulatory requirements or customer preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected. Additionally, our failure to implement important updates could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.

Furthermore, we may be required to obtain various industry or technical certifications under our contracts or otherwise to keep pace with our competitors. If we fail to achieve and maintain these key industry or technical certifications, our customers may stop doing business with us and we may not be able to win new business, which would negatively affect our revenue.

Issues in the development and use of artificial intelligence and generative artificial intelligence may result in reputational harm, liability, or other adverse consequences to our business.

We use certain machine learning and artificial intelligence technologies and processes in our business, including the use of generative artificial intelligence, and we are making continuing investments in this area, including ongoing deployment and improvement of existing machine learning and artificial intelligence technologies. These AI-enabled technologies and processes are complex and continually evolving, and we face significant competition from other companies. Also, certain laws and regulations have been enacted related to the development and use of these technologies, and more are likely to be enacted in the future. Adapting our existing policies and controls to address the evolving legal and regulatory landscape may be costly and time consuming. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with our current policies and practices. Increasing our utilization of machine learning and artificial intelligence technologies within existing products or introducing them into new products may result in increased risks, such as the risk of government scrutiny, lawsuits, security risks, or other issues that could adversely affect our business, our reputation, and/or our financial results.

Also, artificial intelligence and generative artificial intelligence may create content that appears correct but is flawed or erroneous. Any flaws or errors discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, or loss of customers, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, and the increased use of generative artificial intelligence may introduce novel methods of attack. In the event of such actions, we, our customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, including debarment, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss.

Legal, Regulatory and Compliance Risks

Our business is subject to various governmental regulations, laws, and orders, compliance with which may cause us to incur significant expenses or reduce the availability or effectiveness of our solutions, and the failure to comply with which could subject us to civil or criminal penalties or other liabilities.

Our business is subject to regulation under the GLBA, the DPPA, the FTC Act, and various other federal, state, and local laws and regulations, as well as, when we provide services to government agencies, applicable government procurement regulations and associated contract clauses. These laws and regulations, which generally are designed to protect consumers and to prevent the misuse of personal information are complex, change frequently, and have tended to become more stringent over time. We have already incurred significant expenses in our endeavors to comply with these laws.

Currently, public concern is high with regard to the collection, use, accuracy, correction, and sharing of personal information, including Social Security numbers, dates of birth, financial information, department of motor vehicle data, and other data which is personally identifiable or may be considered sensitive. In addition, many advocacy groups as well as some legislatures and government regulators believe that existing laws and regulations do not adequately protect privacy, and are otherwise concerned with businesses’ collection, storage, and use of personal information. There are calls to limit the availability of data made available for customer use cases that we may currently serve, such as for marketing purposes or for law enforcement purposes. Relatedly, several U.S. states have introduced and passed legislation to provide consumers with greater transparency and control over their personal information. Laws may allow consumers to request that businesses disclose to them what personal information is collected about them, delete or correct such personal information, and opt-them out of the sale or sharing of their personal information. There are approximately 20 states that have enacted some form of comprehensive data privacy legislation similar to the California Consumer Privacy Act and/or the Virginia Consumer Data Protection Act. While these laws include specific exemptions, including exemptions for practices and activities conducted pursuant to the GLBA and DPPA, they apply to other portions of our business that are not conducted pursuant to these laws. California has recently enacted the Delete Act, intending to make it easier for consumers to request the deletion of their personal information. Other states are actively considering privacy and security bills, and may pass laws, either similar or dissimilar to existing state privacy laws in the future.

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

Legal proceedings arise as part of the normal course of our business. These may include actions between us and a current or former employee, actions between us and a current or former customer, individual consumer cases, class action lawsuits and inquiries, investigations, examinations, regulatory proceedings, or other actions brought by federal (e.g., the FTC) or state (e.g., state attorneys general) authorities. The scope and outcome of these proceedings is often difficult to assess or quantify. Plaintiffs in lawsuits may seek recovery of large amounts and the cost to defend such litigation may be significant. There may also be adverse publicity and uncertainty associated with investigations, litigation, and orders (whether pertaining to us, our customers or our competitors) that could decrease customer acceptance of our services or result in material discovery expenses. In addition, a court-ordered injunction or an administrative cease-and-desist order or settlement may require us to modify our business practices or may prohibit conduct that would otherwise be legal and in which our competitors may engage. Many of the technical and complex statutes to which we are subject, including state and federal financial privacy requirements, may provide for civil and criminal penalties and may permit consumers to maintain individual or class action lawsuits against us and obtain statutorily prescribed damages. Additionally, our customers might face similar proceedings, actions, or inquiries which could affect their business and, in turn, our ability to do business with those customers.

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

Our products and services depend extensively upon continued access to and receipt of data from external sources, including data received from strategic partners and various government and public record databases. In some cases, we compete with our data suppliers. Our data suppliers could stop providing data, impose more stringent contractual restrictions on our use of data, provide untimely data or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, budgetary constraints, a desire to generate additional revenue, or for regulatory or competitive reasons. We could also become subject to increased legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our ability to provide services could be negatively impacted, which would adversely affect our reputation, business, financial condition, and results of operations. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

The foregoing risks are heightened with respect to our largest data supplier, with whom we have expanded our relationship while securing favorable business terms over the years. If we are unable to maintain our current relationship with our largest data supplier, the term of our agreement with which was extended during 2025 through April 30, 2031, our ability to provide services could be negatively impacted, as we would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect our reputation, business, financial condition, and results of operations and, if we are unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on our business and financial condition. Also see “Concentration of Suppliers” above.

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

The market for our products and services is intensely competitive. There are numerous companies competing with us in various segments of the data and analytics sector, and their products and services may have advantages over our products and services in areas such as conformity to existing and emerging industry standards, the use of artificial intelligence, performance, price, ease of use, scalability, reliability, flexibility, product features, and technical support.

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

Our products and solutions may experience varying sales cycles depending on industry, customer size, and implementation complexity, and in certain markets competitors may have longer operating histories or more established customer relationships. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We cannot provide any assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business. If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations could be adversely affected.

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

We depend on a number of service providers and key vendors such as telecommunication companies, software engineers, cloud providers, data processors, and software and hardware vendors, who are critical to our operations. These service providers and vendors are involved with our service offerings, communications and networking equipment, computer hardware and software and related support and maintenance. Although we have implemented service-level agreements and have established monitoring controls, our operations could be disrupted if we do not successfully manage relationships with our service providers, if they do not perform or are unable to perform agreed-upon service levels, or if they are unwilling to make their services available to us at reasonable prices. If our service providers and vendors do not perform their service obligations, it could adversely affect our reputation, business, financial condition, and results of operations.

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
•
changes in laws or regulations affecting our industry;
•
changes in earnings estimates or recommendations by securities analysts;
•
the increasing prominence of new technologies, including AI, in the markets in which we compete;
•
any major change in our Board of Directors or management;
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

Since the Spin-off and through December 31, 2025, we issued an aggregate of 4,182,714 shares of our common stock in connection with vesting of awards made under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended and restated (the “2018 Plan”), 972,971 shares of which were retired and cancelled. Also, as of December 31, 2025, 63,717 shares underlying awards made under the 2018 Plan have vested but the delivery has been deferred by the recipients, and an additional 769,227 shares underlying awards made under the 2018 Plan are scheduled to vest and be delivered through 2030. Pursuant to the 2018 Plan, our Board of Directors may grant stock options, restricted stock units (“RSUs”), or other equity awards to our directors and employees. Future stock incentive plans may also allow our Board of Directors to issue these equity awards to our directors and employees. When these awards vest or are exercised, the issuance of shares of common stock underlying these awards will have a dilutive effect on our common stock. Future acquisitions may involve the issuance of our common stock as payment, in part or in full, for the business or assets acquired. The benefits derived by us from an acquisition might not exceed the dilutive effect of the shares issued as part of the acquisition. Additionally, we filed a shelf registration statement on Form S-3, which was declared effective on November 25, 2025 (the "Shelf Registration Statement"), allowing us to offer and sell our registered common stock, preferred stock, debt securities, depository shares, warrants and/or units from time to time pursuant to one or more offerings of up to $150.0 million. While we have not issued any shares under the Shelf Registration Statement, any issuance could have a dilutive effect. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

The concentration of our stock ownership may limit individual stockholder ability to influence corporate matters.

As of December 31, 2025, officers and directors of the Company owned approximately 9% of our common stock (approximately 10% on a fully diluted basis). As a result, these stockholders may be in a position to exert significant influence over all matters requiring stockholder approval, including the election of directors and determination of significant corporate actions. The interests of these stockholders may not always coincide with the interests of other stockholders, and these stockholders may act in a manner that advances their interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” and may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

While we may need additional capital in the future, we cannot be certain that it will be available to us on acceptable terms when required, or at all. Disruptions in the global equity and credit markets may limit our ability to access capital. Since the Spin-off and through December 31, 2025, we issued an aggregate of 1,233,915 shares of our common stock in connection with registered direct offerings. To the extent that we raise additional funds by issuing equity securities, our shareholders would experience dilution, which may be significant and could cause the market price of our common stock to decline significantly. Any debt financing, if available, may restrict our operations. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue certain operations. Any of these events could significantly harm our business and prospects and could cause our stock price to decline.

There is no assurance that we will continue to declare or pay dividends on our common stock in the future.

On December 3, 2024, we declared a special cash dividend of $0.30 per share on our common stock (the "Dividend") to shareholders of record as of January 31, 2025. The Dividend, totaling $4.2 million, was paid on February 14, 2025. However, there is no assurance that we will continue to declare or pay cash dividends in the future. Any future dividend payments are within the discretion of our Board of Directors and will depend upon, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, any contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law, and other factors that our Board of Directors may deem relevant.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintained a comprehensive information security program designed to protect the confidentiality, integrity, and availability of our critical systems and information, as well as to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our systems and processes are assessed by independent third parties for compliance with: the International Standard

Organization (“ISO”) 27001:2022; System and Organization Controls (“SOC”) 2, Type 2; and Payment Card Industry Data Security Standards (“PCI DSS”) Level 1.

Our information security program includes the following key elements to help identify, manage, mitigate, and respond to cybersecurity threats:

•
Risk assessments—We conduct annual enterprise-wide risk assessments designed to identify material cybersecurity risks to our operations, quantify the impact and probability of each identified risk, develop and implement mitigating controls, and reassess previously identified risks on an ongoing basis.
•
Testing—We conduct monthly vulnerability assessments and annual penetration testing of our systems and controls to identify and remediate potential vulnerabilities. Our testing program includes both automated scanning and manual security assessments performed by qualified internal and external security professionals.
•
Technical safeguards—We utilize multiple layers of technical safeguards designed to protect our information systems from cybersecurity threats, including network security controls, endpoint protection, data encryption, access controls, and security monitoring tools. We regularly review and update our technical safeguards in accordance with industry best practices and evolving threat landscapes.
•
Business continuity and disaster recovery planning—We maintain comprehensive business continuity and disaster recovery plans that are tested at least annually to ensure our ability to maintain critical operations and recover from potential disruptions, including those resulting from cybersecurity incidents.
•
Cybersecurity Incident Response—We maintain a cybersecurity incident response plan that governs the identification, containment, investigation, remediation, and reporting of cybersecurity incidents. We have designated an Incident Response Team with clearly defined roles and responsibilities, including escalation procedures to senior management and legal counsel for potentially material incidents. Our incident response procedures include protocols for timely communication with affected parties and regulatory authorities as required.
•
Cybersecurity insurance—We maintain cybersecurity insurance coverage designed to mitigate financial risks associated with cybersecurity incidents, including costs related to incident response, forensic investigation, legal expenses, regulatory fines, and business interruption.
•
Employee training and awareness programs—We provide mandatory annual cybersecurity training to all employees designed to help identify, avoid, and mitigate cybersecurity threats. Our training program includes insider threat awareness, simulated phishing exercises, secure coding practices for development personnel, and role-specific security training tailored to employee responsibilities. Additionally, our training program includes education on the secure and responsible use of AI and generative AI tools, covering topics such as data privacy considerations, prohibited uses of confidential information in AI systems, output validation requirements, and compliance with our AI usage policies.
•
Third-party risk management—We maintain a third-party risk management program designed to identify, assess, manage, and mitigate risks associated with our vendors, service providers, and other third parties. This program includes security assessments of vendors prior to engagement, contractual security requirements, and ongoing monitoring of vendors with access to our systems or sensitive data.

We regularly review our information security program and associated policies, making periodic updates as we deem necessary and appropriate in accordance with recognized best practices and standards.

Governance

Our information security program and cyber risk management program is managed and overseen by Jeff Dell, our Chief Information Officer (“CIO”) and a team of information security personnel reporting to the CIO. Our CIO reports directly to the CEO and is responsible for the assessment and management of material risks for cybersecurity threats. Mr. Dell brings over 30 years of experience in information technology and information security, working as an executive within data-driven companies for the last 25 years, including serving as CIO since our formation in August 2017 and continuing through our Spin-off from cogint. Mr. Dell holds a Bachelor of Science in Business from Arizona State University and has earned GCIA, GCWN, GWAPT and CISSP certifications. For additional information regarding Mr. Dell’s business experience, see Part 1, Item 1 Business – Information About Our Executive Officers included in this Annual Report.

Management holds monthly Information Security Management System (ISMS) meetings which include stakeholders, senior management as well as the CIO and other key individuals reporting to the CIO. Cybersecurity risks, threats, and vulnerabilities, as well as existing mitigating controls, are discussed in ISMS meetings. Our CIO also provides quarterly reports of our information security and IT compliance program, as well as any material cybersecurity risks, to the Board of Directors.

We did not experience a material cybersecurity incident during the year ended December 31, 2025, which has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the possibility of future cybersecurity incidents, as well as cybersecurity and technology risks more generally, could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. See “Item 1A. Risk Factors – Cybersecurity and Technology Risks” for more information.

Item 2. Properties.

Our corporate headquarters are located at 2650 North Military Trail, Suite 300, Boca Raton, Florida 33431, where we lease 21,020 rentable square feet of office space in accordance with an 89-month lease agreement as amended and effective in January 2017, and we entered into a further amendment on September 20, 2023 to exercise the extension option for an additional 60 months through June 30, 2029, with an option to further extend for an additional 60 months.

Our current Seattle office is located at 520 Pike Tower, Seattle, Washington 98101, where we lease 6,709 rentable square feet of office space in accordance with a non-cancellable 80-month lease agreement entered into on December 20, 2024, with the lease commencement date on May 1, 2025. Prior to that, our Seattle office was located at 1111 Third Avenue, Seattle, Washington 98101, where we lease 6,003 rentable square feet of office space in accordance with a 90-month lease agreement entered into in April 2017, which expired in March 2025.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 13, “Commitments and contingencies,” included in “Notes to our Consolidated Financial Statements” contained in Part II, Item 8 of this 2025 Form 10-K, and is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors” above.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market (“NASDAQ”) under the symbol “RDVT,” and began regular-way trading on March 27, 2018.

On December 3, 2024, we declared the Dividend of $0.30 per share on our common stock to shareholders of record as of January 31, 2025. The Dividend, totaling $4.2 million, was paid on February 14, 2025. Except for the Dividend, we have not declared or paid other dividends or made any other distributions in respect of our common stock since March 27, 2018. There is no assurance that we will continue to declare or pay cash dividends in the future.

As of February 27, 2026, there were 14,109,914 shares of our common stock issued and outstanding. As of February 27, 2026, there were 18 record holders of our common stock.

Recent Sale of Unregistered Securities

None.

Repurchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended December 31, 2025 pursuant to the Stock Repurchase Program (as defined below):

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	-	$-	-	$3,924,228
November 1, 2025 - November 30, 2025	5,000	$52.42	5,000	$18,662,117
December 1, 2025 - December 31, 2025	-	$-	-	$18,662,117
Total	5,000	$52.42	5,000

(1)
From January 1, 2026 to February 27, 2026, the Company purchased an additional 52,812 shares at an average price of $43.21 per share pursuant to the Stock Repurchase Program.
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

During the three months ended December 31, 2025, the 5,000 shares repurchased were made in open-market transactions outside of any Rule 10b5-1 trading plan. Such repurchases were made in accordance with the limitations set forth in Rule 10b-18 and applicable securities laws.

Since the inception of the Stock Repurchase Program and through February 27, 2026, the Company has purchased a total of $13.6 million of common stock at an average price of $22.26 per share.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included in this 2025 Form 10-K. This 2025 Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), Section 27A of the Securities Act, and Section 21E of the Exchange Act, about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in Part I, “Item 1A. Risk Factors” of this 2025 Form 10-K. We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Overview

Red Violet, Inc., a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our cloud-native, AI-enabled identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

With artificial intelligence and machine learning embedded directly into CORE’s architecture from inception, and integrated with extensive proprietary data assets and regulated workflows, the platform enables customers to uncover actionable insights, accelerate decision-making, and operate at enterprise scale with materially reduced manual effort and operating costs. These AI-driven capabilities support the streamlining of labor-intensive workflows through automated, intelligence-driven processes that materially enhance efficiency and outcomes across risk management, compliance, and investigative functions.

Organizations are challenged by the structure, volume, velocity, and disparity of data. Our platform and applications provide real-time analytics, transforming the way our customers interact with information by presenting connections and relevance of information otherwise unattainable, which drives actionable insights and better outcomes. Leveraging cloud-native proprietary technology and applying machine learning and advanced analytical capabilities, CORE provides essential solutions to public and private sector organizations through intuitive, easy-to-use analytical interfaces. With extensive data assets consisting of public record, proprietary, and publicly-available data, our differentiated information and innovative platform and solutions deliver identity intelligence – entities, relationships, affiliations, interactions, and events. Our solutions are used today to enable frictionless commerce, enhance safety, and mitigate fraud and the related financial losses across the markets we serve.

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of December 31, 2025 and 2024, IDI had 10,022 and 8,926 billable customers, respectively, and FOREWARN had 390,018 and 303,418 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions, however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the years ended December 31, 2025 and 2024, 76% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 24% and 23% attributable to transactional customers, respectively.

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
•
The enactment of new or amended laws or regulations pertaining to consumer privacy issues or further limiting the use of certain technologies (such as, but not limited to, artificial intelligence) could have a material adverse impact on information and marketing services. Laws or regulations regarding consumer privacy issues could place restrictions upon the collection, sharing, and use of information that is currently legally available, which could materially increase our cost of collecting and maintaining some data. New laws or regulations could also prohibit us from collecting or disseminating certain types of data, restrict our ability to utilize certain technologies, or prevent us from licensing our services in support of particular customer use cases, which could adversely affect our ability to meet our customers’ requirements and our profitability and cash flow targets.

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

Revenue recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to our customers, in an amount that reﬂects the consideration we expect to be entitled to in exchange for those goods or services. Our performance obligation is to provide on demand information and identity intelligence solutions to our customers by leveraging our proprietary technology and applying machine learning and advanced analytics to our extensive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

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

Revenue is recognized over a period of time. Our customers simultaneously receive and consume the benefits provided by our performance as and when provided. Furthermore, we have elected the “right to invoice” practical expedient, available within Topic 606, as our measure of progress, since we have a right to payment from a customer in an amount that corresponds directly with the value of our performance completed-to-date. In some arrangements, a right to consideration for our performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of December 31, 2025, the current and noncurrent portion unbilled accounts receivable of $1.1 million and $0.9 million, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. As of December 31, 2024, the current and noncurrent portion unbilled accounts receivable of $0.9 million and $1.1 million, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. Our revenue arrangements do not contain significant financing components.

For the years ended December 31, 2025 and 2024, 76% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 24% and 23% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before we transfer services to the customer, those amounts are classified as deferred revenue. As of December 31, 2025, 2024 and 2023, the balance of deferred revenue was $1.0 million, $0.7 million and $0.7 million, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2024, $0.7 million was recognized into revenue during the year ended December 31, 2025.

As of December 31, 2025, $23.8 million of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $12.7 million of revenue will be recognized in 2026, $8.0 million in 2027, $2.4 million in 2028, $0.6 million in 2029, and $0.1 million in 2030 and thereafter. The actual timing of recognition may vary due to factors outside of our control. We exclude variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

Allowances for doubtful accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management determines whether an allowance needs to be provided for an amount due from a customer depending on the aging of the individual receivable balance, recent payment history, contractual terms and other qualitative factors such as status of business relationship with the customer. Historically, our estimates for doubtful accounts have not differed materially from actual results. The amount of the allowance for doubtful accounts was $0.2 million as of December 31, 2025 and 2024, which was included within accounts receivable, net, on the consolidated balance sheets.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. We concluded that, due to our established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of the deferred tax assets as of December 31, 2025 and 2024 is more likely than not.

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

Intangible assets other than goodwill

Our intangible assets are initially recorded at the capitalized actual costs incurred, their acquisition cost, or fair value if acquired as part of a business combination, and amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets include software developed for internal use and acquired intangible assets. Intangible assets have estimated useful lives of 5-10 years.

In accordance with ASC 350-40, “Software—internal use software,” we capitalize eligible costs, including personnel-related expenses, share-based compensation, and travel expenses incurred by relevant employees, and other directly attributable costs incurred during the application development stage. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life. The acquired intangible assets reflect the acquisition cost of certain data assets for which we have obtained perpetual usage rights.

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

On October 1, 2025 and 2024, we performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. We did not record a goodwill impairment loss during the years ended December 31, 2025 and 2024, and as of December 31, 2025, there was no accumulated goodwill impairment loss.

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

We did not record an impairment loss of long-lived assets during the years ended December 31, 2025 and 2024.

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

We have issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before we begin recording share-based compensation expense. When the performance-based vesting criteria is considered probable, we begin to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2025, no share-based compensation expense has been recognized for 70,000 RSUs subject to the 2024 Performance Criteria, as defined in Note 10, “Share-based compensation,” included in “Notes to Consolidated Financial Statements,” because the Company determined that it is not probable that related performance criteria will be met.

Recently Issued Accounting Standards

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 2. Summary of significant accounting policies - (r) Recently issued accounting standards.”

Fourth Quarter Financial Results

For the three months ended December 31, 2025 as compared to the three months ended December 31, 2024:

•
Total revenue increased 20% to $23.4 million.
•
Gross profit increased 23% to $16.8 million. Gross margin increased to 72% from 70%.
•
Adjusted gross profit increased 21% to $19.5 million. Adjusted gross margin increased to 83% from 82%.
•
Net income increased 226% to $2.8 million, which resulted in earnings of $0.20 and $0.19 per basic and diluted share, respectively. Net income margin increased to 12% from 4%.
•
Adjusted EBITDA increased 33% to $5.9 million. Adjusted EBITDA margin increased to 25% from 23%.
•
Adjusted net income increased 53% to $3.1 million, which resulted in adjusted earnings of $0.22 and $0.21 per basic and diluted share, respectively.
•
Cash from operating activities remained consistent at $6.7 million.
•
Cash and cash equivalents were $43.6 million as of December 31, 2025.

Full Year Financial Results

For the year ended December 31, 2025 as compared to the year ended December 31, 2024:

•
Total revenue increased 20% to $90.3 million.
•
Gross profit increased 26% to $65.1 million. Gross margin increased to 72% from 69%.
•
Adjusted gross profit increased 23% to $75.4 million. Adjusted gross margin increased to 84% from 81%.
•
Net income increased 88% to $13.2 million, which resulted in earnings of $0.94 and $0.91 per basic and diluted share, respectively. Net income margin increased to 15% from 9%.
•
Adjusted EBITDA increased 31% to $31.0 million. Adjusted EBITDA margin increased to 34% from 31%.
•
Adjusted net income increased 44% to $18.7 million, which resulted in adjusted earnings of $1.33 and $1.30 per basic and diluted share, respectively.
•
Cash from operating activities increased 22% to $29.3 million.

Use and Reconciliation of Non-GAAP Financial Measures

Management evaluates the financial performance of our business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and free cash flow ("FCF"). Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, income tax (benefit) expense, depreciation and amortization, share-based compensation expense, acquisition-related costs, litigation costs, and write-off of long-lived assets. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of revenue. Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, adjusted to exclude share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, acquisition-related costs, litigation costs, and write-off of long-lived assets, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets, and adjusted gross margin as adjusted gross profit as a percentage of revenue. We define FCF as net cash provided by operating activities reduced by purchase of property and equipment and capitalized costs included in intangible assets.

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$2,815	$863	$13,154	$7,003
Interest income	(387)	(368)	(1,420)	(1,400)
Income tax (benefit) expense	(828)	(124)	1,404	2,317
Depreciation and amortization	2,769	2,481	10,672	9,562
Share-based compensation expense	1,371	1,496	6,500	5,948
Acquisition-related costs	-	-	358	7
Litigation costs	208	117	281	124
Write-off of long-lived assets	-	3	3	85
Adjusted EBITDA	$5,948	$4,468	$30,952	$23,646
Revenue	$23,392	$19,565	$90,252	$75,189

Net income margin	12%	4%	15%	9%
Adjusted EBITDA margin	25%	23%	34%	31%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands, except share data)	2025	2024	2025	2024
Net income	$2,815	$863	$13,154	$7,003
Share-based compensation expense	1,371	1,496	6,500	5,948
Amortization of share-based compensation capitalized in intangible assets	411	402	1,646	1,540
Acquisition-related costs	-	-	358	7
Litigation costs	208	117	281	124
Write-off of long-lived assets	-	3	3	85
Tax effect of adjustments(1)	(1,744)	(879)	(3,273)	(1,712)
Adjusted net income	$3,061	$2,002	$18,669	$12,995
Earnings per share:
Basic	$0.20	$0.06	$0.94	$0.51
Diluted	$0.19	$0.06	$0.91	$0.50
Adjusted earnings per share:
Basic	$0.22	$0.14	$1.33	$0.94
Diluted	$0.21	$0.14	$1.30	$0.92
Weighted average shares outstanding:
Basic	14,101,986	13,900,091	14,036,920	13,864,797
Diluted	14,554,080	14,366,545	14,398,047	14,125,825

(1) The tax effect of adjustments is calculated using the expected combined federal and state statutory income tax rate, which was approximately 26.0% for the three months and the years ended December 31, 2025 and 2024.

We refined the methodology for calculating the tax effect of adjustments used in arriving at non-GAAP adjusted net income. Prior period amounts have been revised to conform to the current presentation. These revisions did not affect previously reported GAAP financial statements.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$23,392	$19,565	$90,252	$75,189
Cost of revenue (exclusive of depreciation and amortization)	(3,891)	(3,472)	(14,675)	(13,997)
Depreciation and amortization related to cost of revenue	(2,703)	(2,431)	(10,449)	(9,349)
Gross profit	16,798	13,662	65,128	51,843
Depreciation and amortization of certain intangible assets(1)	2,665	2,431	10,292	9,349
Adjusted gross profit	$19,463	$16,093	$75,420	$61,192

Gross margin	72%	70%	72%	69%
Adjusted gross margin	83%	82%	84%	81%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended December 31,		Year Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Net cash provided by operating activities	$6,689	$6,691	$29,349	$23,960
Less:
Purchase of property and equipment	(124)	(17)	(563)	(169)
Capitalized costs included in intangible assets	(2,914)	(2,280)	(10,593)	(9,398)
Free cash flow	$3,651	$4,394	$18,193	$14,393

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

Quarterly Financial Data (unaudited)

The following tables set forth the Company's unaudited quarterly consolidated statements of operations data and reconciliations of certain directly comparable US GAAP financial measures to non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF for each of the eight quarters in the two-year period ended December 31, 2025. The Company has prepared the quarterly unaudited consolidated statements of operations data on a basis consistent with the audited consolidated financial statements included elsewhere in this 2025 Form 10-K. In the opinion of management, the financial information in these tables reflects all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this 2025 Form 10-K. The results of historical periods are not necessarily indicative of the results for any future period.

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Revenue	$17,511	$19,056	$19,057	$19,565	$22,003	$21,774	$23,083	$23,392
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,756	3,455	3,314	3,472	3,661	3,501	3,622	3,891
Sales and marketing expenses	3,712	4,406	4,817	4,900	5,407	5,622	5,402	5,319
General and administrative expenses	5,790	5,750	5,994	8,341	6,174	7,253	6,777	9,813
Depreciation and amortization	2,270	2,377	2,434	2,481	2,550	2,647	2,706	2,769
Total costs and expenses	15,528	15,988	16,559	19,194	17,792	19,023	18,507	21,792
Income from operations	1,983	3,068	2,498	371	4,211	2,751	4,576	1,600
Interest income	365	314	353	368	308	339	386	387
Income before income taxes	2,348	3,382	2,851	739	4,519	3,090	4,962	1,987
Income tax expense (benefit)	564	745	1,132	(124)	1,079	404	749	(828)
Net income	$1,784	$2,637	$1,719	$863	$3,440	$2,686	$4,213	$2,815
Earnings per share:
Basic	$0.13	$0.19	$0.12	$0.06	$0.25	$0.19	$0.30	$0.20
Diluted	$0.13	$0.19	$0.12	$0.06	$0.24	$0.18	$0.29	$0.19
Weighted average shares outstanding:
Basic	13,997,064	13,780,074	13,782,476	13,900,091	13,998,028	14,018,629	14,027,994	14,101,986
Diluted	14,164,506	14,051,466	14,311,575	14,366,545	14,491,713	14,553,282	14,618,657	14,554,080

	Three Months Ended
(In thousands) (Unaudited)	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Net income	$1,784	$2,637	$1,719	$863	$3,440	$2,686	$4,213	$2,815
Interest income	(365)	(314)	(353)	(368)	(308)	(339)	(386)	(387)
Income tax expense (benefit)	564	745	1,132	(124)	1,079	404	749	(828)
Depreciation and amortization	2,270	2,377	2,434	2,481	2,550	2,647	2,706	2,769
Share-based compensation expense	1,402	1,393	1,657	1,496	1,596	1,827	1,706	1,371
Litigation costs	27	(27)	7	117	9	4	60	208
Acquisition-related costs	7	-	-	-	-	370	(12)	-
Write-off of long-lived assets	-	-	82	3	2	1	-	-
Adjusted EBITDA	$5,689	$6,811	$6,678	$4,468	$8,368	$7,600	$9,036	$5,948
Revenue	$17,511	$19,056	$19,057	$19,565	$22,003	$21,774	$23,083	$23,392

Net income margin	10%	14%	9%	4%	16%	12%	18%	12%
Adjusted EBITDA margin	32%	36%	35%	23%	38%	35%	39%	25%

	Three Months Ended
(In thousands, except share data) (Unaudited)	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Net income	$1,784	$2,637	$1,719	$863	$3,440	$2,686	$4,213	$2,815
Share-based compensation expense	1,402	1,393	1,657	1,496	1,596	1,827	1,706	1,371
Amortization of share-based compensation capitalized in intangible assets	364	380	394	402	409	413	413	411
Acquisition-related costs	7	-	-	-	-	370	(12)	-
Litigation costs	27	(27)	7	117	9	4	60	208
Write-off of long-lived assets	-	-	82	3	2	1	-	-
Tax effect of adjustments(1)	(136)	(279)	(418)	(879)	(347)	(759)	(423)	(1,744)
Adjusted net income	$3,448	$4,104	$3,441	$2,002	$5,109	$4,542	$5,957	$3,061
Earnings per share:
Basic	$0.13	$0.19	$0.12	$0.06	$0.25	$0.19	$0.30	$0.20
Diluted	$0.13	$0.19	$0.12	$0.06	$0.24	$0.18	$0.29	$0.19
Adjusted earnings per share:
Basic	$0.25	$0.30	$0.25	$0.14	$0.36	$0.32	$0.42	$0.22
Diluted	$0.24	$0.29	$0.24	$0.14	$0.35	$0.31	$0.41	$0.21
Weighted average shares outstanding:
Basic	13,997,064	13,780,074	13,782,476	13,900,091	13,998,028	14,018,629	14,027,994	14,101,986
Diluted	14,164,506	14,051,466	14,311,575	14,366,545	14,491,713	14,553,282	14,618,657	14,554,080

(1) We refined the methodology for calculating the tax effect of adjustments used in arriving at non-GAAP adjusted net income. Prior period amounts have been revised to conform to the current presentation. These revisions did not affect previously reported GAAP financial statements.

	Three Months Ended
(In thousands) (Unaudited)	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025		6/30/2025		9/30/2025		12/31/2025
Revenue	$17,511	$19,056	$19,057	$19,565	$22,003		$21,774		$23,083		$23,392
Cost of revenue (exclusive of depreciation and amortization)	(3,756)	(3,455)	(3,314)	(3,472)	(3,661)		(3,501)		(3,622)		(3,891)
Depreciation and amortization related to cost of revenue	(2,214)	(2,322)	(2,382)	(2,431)	(2,500)	-	(2,595)	-	(2,651)	-	(2,703)
Gross profit	11,541	13,279	13,361	13,662	15,842		15,678		16,810		16,798
Depreciation and amortization of certain intangible assets	2,214	2,322	2,382	2,431	2,452		2,560		2,615		2,665
Adjusted gross profit	$13,755	$15,601	$15,743	$16,093	$18,294		$18,238		$19,425		$19,463

Gross margin	66%	70%	70%	70%	72%		72%		73%		72%
Adjusted gross margin	79%	82%	83%	82%	83%		84%		84%		83%

	Three Months Ended
(In thousands) (Unaudited)	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025		6/30/2025		9/30/2025		12/31/2025
Net cash provided by operating activities	$4,305	$5,717	$7,247	$6,691	$5,001		$7,487		$10,172		$6,689
Less:
Purchase of property and equipment	(65)	(52)	(35)	(17)	(50)		(202)		(187)		(124)
Capitalized costs included in intangible assets	(2,327)	(2,411)	(2,380)	(2,280)	(2,469)		(2,515)		(2,695)		(2,914)
Free cash flow	$1,913	$3,254	$4,832	$4,394	$2,482		$4,770		$7,290		$3,651

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

Revenue

Revenue increased $15.1 million, or 20%, to $90.3 million for the year ended December 31, 2025, compared to $75.2 million in 2024. The increase was driven by strong onboarding of new customers and volume expansion across the existing customer base.

•
Revenue from new customers increased $0.7 million, or 11%, to $7.3 million.
•
Revenue from existing customers increased $14.3 million, or 21%, to $83.0 million.

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

As of December 31, 2025, our IDI billable customer base increased to 10,022 customers, up from 8,926 customers a year earlier. Our FOREWARN user base increased to 390,018 users, up from 303,418 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.7 million, or 5%, to $14.7 million for the year ended December 31, 2025, compared to $14.0 million in 2024.

Our cost of revenue primarily consists of data acquisition costs, which includes the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 45% of our total data acquisition costs for the years ended December 31, 2025 and 2024. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees and pertinent personnel-related costs.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 16% for the year ended December 31, 2025, compared to 19% in 2024. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $4.0 million, or 22%, to $21.8 million for the year ended December 31, 2025, compared to $17.8 million in 2024. The increase reflects our continued investment in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

The increase was primarily driven by:

•
an increase of $2.8 million in personnel-related expenses;
•
an increase of $0.3 million in advertising, marketing and agency expenses;
•
an increase of $0.4 million in provision for bad debts, and
•
an increase of $0.2 million in share-based compensation expense.

General and administrative expenses

General and administrative expenses increased $4.1 million, or 16%, to $30.0 million for the year ended December 31, 2025, compared to $25.9 million in 2024. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the years ended December 31, 2025 and 2024, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $16.5 million and $13.8 million, respectively;
•
share-based compensation expense of $5.7 million and $5.3 million, respectively; and
•
professional fees of $5.3 million and $4.2 million, respectively. Professional fees included $0.4 million and $0, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $1.1 million, or 12%, to $10.7 million for the year ended December 31, 2025, compared to $9.6 million in 2024.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after December 31, 2024.

Interest income

Interest income remained consistent at $1.4 million for the years ended December 31, 2025 and 2024.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes increased $5.3 million, or 56%, to $14.6 million for the year ended December 31, 2025, compared to $9.3 million in 2024.

The increase was primarily driven by:

•
an increase of $15.1 million in revenue,

partially offset by:

•
an increase of $0.7 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $5.5 million in personnel-related expenses;
•
an increase of $1.1 million in professional fees;
•
an increase of $0.6 million in share-based compensation expense; and
•
an increase of $1.1 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $1.4 million for the year ended December 31, 2025, compared to $2.3 million in 2024.

The decrease in income tax expense was primarily driven by a decrease in the effective tax rate to 10% for the year ended December 31, 2025 from 25% in 2024, partially offset by higher pre-tax income.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, which makes permanent key elements of the Tax Cuts and Jobs Act, including the election for full expensing of domestic research and experimentation expenditures. We evaluated the impact of the OBBBA on our consolidated financial statements and concluded that it did not have a material impact.

For additional information, refer to Note 8, “Income Taxes,” included in “Notes to Consolidated Financial Statements.”

Net income

Net income increased $6.2 million, or 88%, to $13.2 million for the year ended December 31, 2025, compared to $7.0 million in 2024, as a result of the foregoing.

Effect of Inflation

We believe the persistent inflationary pressures during 2024 and into early 2025 contributed to a more challenging macroeconomic environment, increasing recessionary concerns and prompting some businesses to moderate discretionary spending. While the pace of inflation has shown signs of moderation more recently, macroeconomic uncertainty and higher interest rates have continued to influence business sentiment and spending patterns in certain sectors. These conditions have resulted in — and may continue to contribute to — fluctuations in transaction volumes, pricing dynamics, and operating margins across our services.

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

Liquidity and Capital Resources

Cash flows provided by operating activities

For the year ended December 31, 2025, net cash provided by operating activities was $29.3 million. This was primarily driven by:

•
net income of $13.2 million;
•
non-cash adjustments totaling $19.4 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $3.2 million, primarily due to an increase in accounts receivable, and prepaid expenses and other current assets, and a decrease in operating lease liabilities, partially offset by the increase in accrued expenses and other current liabilities and deferred revenue.

For the year ended December 31, 2024, net cash provided by operating activities was $24.0 million. This was primarily driven by:

•
net income of $7.0 million;
•
non-cash adjustments totaling $18.5 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $1.6 million, primarily due to an increase in accounts receivable, prepaid expenses and other current assets, and other noncurrent assets, and a decrease in operating lease liabilities, partially offset by the increase in accounts payable, and accrued expenses and other current liabilities.

Cash flows used in investing activities

For the years ended December 31, 2025 and 2024, net cash used in investing activities was $11.2 million and $9.6 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities

For the year ended December 31, 2025, net cash used in financing activities was $11.1 million. This was primarily driven by:

•
the payment of the Dividend totaling $4.2 million;
•
taxes paid in connection with the net share settlement of vesting RSUs totaling $6.0 million; and
•
common stock repurchases totaling $0.9 million, conducted pursuant to our Stock Repurchase Program.

On December 3, 2024, we declared the Dividend of $0.30 per share on our common stock to shareholders of record as of January 31, 2025. The Dividend, totaling $4.2 million, was paid on February 14, 2025.

The Stock Repurchase Program was originally authorized by the Board of Directors on May 2, 2022, permitting repurchases of our common stock from time to time, which was subsequently amended on each of December 19, 2023 and March 28, 2024. On November 3, 2025, the Board of Directors further authorized the repurchase of an additional $15.0 million under the Stock Repurchase Program, bringing the total authorization to $30.0 million.

For the year ended December 31, 2024, net cash used in financing activities was $9.9 million. This was primarily driven by:

•
taxes paid in connection with the net share settlement of vesting RSUs totaling $4.1 million; and
•
common stock repurchases totaling $5.9 million, conducted pursuant to our Stock Repurchase Program.

Commitments

As of December 31, 2025, we had material commitments under data licensing agreements and a cloud service agreement totaling $42.0 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements, using available cash on hand and cash flows generated from operations over the next twelve months.

Capital Resources

We reported net income of $13.2 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had total shareholders’ equity of $100.9 million and cash and cash equivalents of $43.6 million.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2025 Form 10-K contains certain “forward-looking statements” within the meaning of the PSLRA, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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
•
Data security and integrity are critically important to our business, and breaches of security, unauthorized access to or disclosure of confidential information, disruption, including DDoS attacks or the perception that confidential information is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
•
If we fail to maintain and improve our systems, our certifications, our technology, and our interfaces with data and customers, demand for our services could be adversely affected.
•
Issues in the development and use of artificial intelligence and generative artificial intelligence may result in reputational harm, liability, or other adverse consequences to our business.
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
•
We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company. Management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations (the "COSO") of the Treadway Commission in Internal Control-Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was effective as of December 31, 2025, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the last fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter or year ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this 2025 Form 10-K) is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report:

1. Financial Statements: The information required by this item is contained in Item 8 of this 2025 Form 10-K.

2. Financial Statement Schedules: The information required by this item is included in the consolidated financial statements contained in Item 8 of this 2025 Form 10-K.

3. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this 2025 Form 10-K.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Separation and Distribution Agreement by and between Cogint, Inc. and Red Violet, Inc., dated February 27, 2018.	Form 10	001-38407	2.1	February 28, 2018
3.1	Amended and Restated Certificate of Incorporation of Red Violet, Inc.	8-K	001-38407	3.1	March 27, 2018
3.2	Amended and Restated Bylaws of Red Violet, Inc.	8-K	001-38407	3.2	March 27, 2018
4.1	Description of Registrant's Securities.	10-K	001-38407	4.1	March 12, 2020
4.2	Specimen Common Stock Certificate.	S-3	333-291649	4.1	November 19, 2025
4.3	Form of Indenture (Senior).	S-3	333-291649	4.4	November 19, 2025
4.4	Form of Indenture (Subordinated).	S-3	333-291649	4.5	November 19, 2025
10.1+	Form of Restricted Stock Unit Agreement Pursuant to the Red Violet, Inc. 2018 Stock Incentive Plan.	Form 10	001-38407	10.2	February 28, 2018
10.2+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Derek Dubner.	8-K	001-38407	10.2	March 27, 2018
10.3+	Employment Agreement, dated March 26, 2018, by and between Red Violet and James Reilly.	8-K	001-38407	10.3	March 27, 2018
10.4+	Employment Agreement, dated March 26, 2018, by and between Red Violet and Dan MacLachlan.	8-K	001-38407	10.4	March 27, 2018
10.5+	Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.5	March 27, 2018
10.6	Form of Indemnification Agreement.	8-K	001-38407	10.6	March 27, 2018
10.7+	Form of 2018 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-38407	10.2	November 7, 2018
10.8+	Employment Agreement between Red Violet, Inc. and Jeffrey Dell entered into on April 9, 2019.	10-Q	001-38407	10.1	August 5, 2019
10.9+	Form of 2019 Time- and Performance-Based Restricted Stock Unit Award Agreement.	10-K	001-38407	10.13	March 12, 2020
10.10+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 4, 2020
10.11+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Derek Dubner.	10-K	001-38407	10.15	March 10, 2021
10.12+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and James Reilly.	10-K	001-38407	10.16	March 10, 2021
10.13+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Daniel MacLachlan.	10-K	001-38407	10.17	March 10, 2021
10.14+	First Amendment to Employment Agreement dated November 9, 2020 by and between Red Violet, Inc. and Jeffrey Dell.	10-K	001-38407	10.18	March 10, 2021
10.15	Form of Securities Purchase Agreement, dated as of November 19, 2021.	8-K	001-38407	10.1	November 19, 2021
10.16+	Amendment to Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	May 26, 2022
10.17+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Derek Dubner.	10-Q	001-38407	10.1	August 7, 2023
10.18+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and James Reilly.	10-Q	001-38407	10.2	August 7, 2023
10.19+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Daniel MacLachlan.	10-Q	001-38407	10.3	August 7, 2023
10.20+	Second Amendment to Employment Agreement dated May 8, 2023 by and between Red Violet, Inc. and Jeffrey Dell.	10-Q	001-38407	10.4	August 7, 2023
10.21+	Third Amendment to Employment Agreement dated March 5, 2024 by and between Red Violet, Inc. and Jeffrey Dell.	10-Q	001-38407	10.1	May 8, 2024
10.22+	Amended and Restated Red Violet, Inc. 2018 Stock Incentive Plan.	8-K	001-38407	10.1	June 10, 2025
10.23+	Third Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and Derek Dubner.	8-K	001-38407	10.1	January 13, 2026
10.24+	Third Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and James Reilly.	8-K	001-38407	10.2	January 13, 2026
10.25+	Third Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and Daniel MacLachlan.	8-K	001-38407	10.3	January 13, 2026

10.26+	Fourth Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and Jeffrey Dell.	8-K	001-38407	10.4	January 13, 2026
10.27+**	Form of Performance-Based Restrictive Stock Unit Agreement.					X
19.1**	Insider Trading Policy.	10-K	001-38407	19.1	February 27, 2025
21.1	Subsidiaries of Red Violet, Inc.					X
23.1	Consent of Grant Thornton LLP.					X
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

X
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Red Violet, Inc. Clawback Policy.	10-K	001-38407	97.1	March 7, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

March 4, 2026		RED VIOLET, INC.

	By:	/s/ Derek Dubner
Derek Dubner
Chief Executive Officer

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Dubner	Chief Executive Officer and Chairman	March 4, 2026
Derek Dubner	(Principal Executive Officer)

/s/ Daniel MacLachlan	Chief Financial Officer	March 4, 2026
Daniel MacLachlan	(Principal Financial and Accounting Officer)

/s/ William Livek	Director	March 4, 2026
William Livek

/s/ Steven D. Rubin	Director	March 4, 2026
Steven D. Rubin

/s/ Lisa Stanton	Director	March 4, 2026
Lisa Stanton

/s/ Greg Strakosch	Director	March 4, 2026
Greg Strakosch

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Red Violet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Red Violet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 4, 2026

RED VIOLET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$43,557	$36,504
Accounts receivable, net of allowance for doubtful accounts of $231 and $188 as of December 31, 2025 and 2024, respectively	10,697	8,061
Prepaid expenses and other current assets	2,281	1,627
Total current assets	56,535	46,192
Property and equipment, net	882	545
Intangible assets, net	39,264	35,997
Goodwill	5,227	5,227
Right-of-use assets	2,570	1,901
Deferred tax assets	6,585	7,496
Other noncurrent assets	949	1,173
Total assets	$112,012	$98,531
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,977	$2,127
Accrued expenses and other current liabilities	4,469	2,881
Current portion of operating lease liabilities	396	406
Deferred revenue	1,028	712
Dividend payable	-	4,181
Total current liabilities	7,870	10,307
Noncurrent operating lease liabilities	2,396	1,592
Other noncurrent liabilities	820	-
Total liabilities	11,086	11,899
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of December 31, 2025 and 2024	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 14,151,350 and 13,936,329 shares issued and outstanding, as of December 31, 2025 and 2024	14	14
Additional paid-in capital	88,628	87,488
Retained earnings (accumulated deficit)	12,284	(870)
Total shareholders' equity	100,926	86,632
Total liabilities and shareholders' equity	$112,012	$98,531

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	Year Ended December 31,
	2025	2024
Revenue	$90,252	$75,189
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	14,675	13,997
Sales and marketing expenses	21,750	17,835
General and administrative expenses	30,017	25,875
Depreciation and amortization	10,672	9,562
Total costs and expenses	77,114	67,269
Income from operations	13,138	7,920
Interest income	1,420	1,400
Income before income taxes	14,558	9,320
Income tax expense	1,404	2,317
Net income	$13,154	$7,003
Earnings per share:
Basic	$0.94	$0.51
Diluted	$0.91	$0.50
Weighted average shares outstanding:
Basic	14,036,920	13,864,797
Diluted	14,398,047	14,125,825

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common stock		Treasury stock		Additional	Retained earnings
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	Total
Balance at December 31, 2023	13,980,274	$14	(9,428)	$(188)	$94,159	$(7,873)	$86,112
Vesting of restricted stock units	395,690	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(137,463)	(4,068)	-	-	(4,068)
Common stock repurchased	-	-	(292,744)	(5,809)	-	-	(5,809)
Retirement of treasury stock	(439,635)	-	439,635	10,065	(10,065)	-	-
Share-based compensation	-	-	-	-	7,575	-	7,575
Net income	-	-	-	-	-	7,003	7,003
Dividend declared on common stock, $0.30 per share	-	-	-	-	(4,181)	-	(4,181)
Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632
Vesting of restricted stock units	351,231	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(115,773)	(6,044)	-	-	(6,044)
Common stock repurchased	-	-	(20,437)	(915)	-	-	(915)
Retirement of treasury stock	(136,210)	-	136,210	6,959	(6,959)	-	-
Share-based compensation	-	-	-	-	8,099	-	8,099
Net income	-	-	-	-	-	13,154	13,154
Balance at December 31, 2025	14,151,350	$14	-	$-	$88,628	$12,284	$100,926

See notes to consolidated financial statements

RED VIOLET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,154	$7,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,672	9,562
Share-based compensation expense	6,500	5,948
Write-off of long-lived assets	3	85
Provision for bad debts	760	342
Noncash lease expenses	509	556
Deferred income tax expense	911	2,018
Changes in assets and liabilities:
Accounts receivable	(3,396)	(1,268)
Prepaid expenses and other current assets	(654)	(514)
Other noncurrent assets	199	(656)
Accounts payable	(150)	496
Accrued expenses and other current liabilities	884	936
Deferred revenue	316	22
Operating lease liabilities	(359)	(570)
Net cash provided by operating activities	29,349	23,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(563)	(169)
Capitalized costs included in intangible assets	(10,593)	(9,398)
Net cash used in investing activities	(11,156)	(9,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(6,044)	(4,068)
Repurchases of common stock	(915)	(5,853)
Dividend payable	(4,181)	-
Net cash used in financing activities	(11,140)	(9,921)
Net increase in cash and cash equivalents	$7,053	$4,472
Cash and cash equivalents at beginning of period	36,504	32,032
Cash and cash equivalents at end of period	$43,557	$36,504
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$629	$607
Share-based compensation capitalized in intangible assets	$1,599	$1,627
Retirement of treasury stock	$6,959	$10,065
Right-of-use assets obtained in exchange of operating lease liabilities	$1,153	$-
Dividend declared not yet paid	$-	$4,181

See notes to consolidated financial statements

RED VIOLET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share data)

1. Principal activities

Red Violet, Inc. (“red violet,” or the “Company”), a Delaware corporation, is an analytics and information solutions company building proprietary technologies and applying analytical capabilities to deliver identity intelligence. The Company’s technology powers critical solutions, which empower organizations to operate with confidence. The Company’s solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s cloud-native, AI-enabled identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company drives workflow efficiency and enables organizations to make better data-driven decisions.

CORE is a cloud-native, proprietary technology platform architected from inception with artificial intelligence, machine learning, and advanced analytics embedded into its core data processing and analytical frameworks. The platform integrates extensive public-record, proprietary, and publicly-available data assets to deliver high-confidence identity intelligence through scalable user-focused analytical interfaces. The Company's solutions provide intelligence across key identity dimensions, including entities, relationships, affiliations, interactions, and events, and support mission-critical and regulated operational, risk management, and compliance functions for public and private sector organizations. The Company's solutions are used to enable frictionless commerce, enhance safety, and mitigate fraud and the related financial losses across the markets it serves.

2. Summary of significant accounting policies

(a) Basis of preparation and liquidity

The accompanying consolidated financial statements have been prepared by red violet in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The Company reported net income of $13,154 and $7,003 for the years ended December 31, 2025 and 2024, respectively. Net cash provided by operating activities was $29,349 and $23,960 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had a retained earnings of $12,284.

As of December 31, 2025, the Company had available cash and cash equivalents of $43,557, an increase of $7,053 from $36,504 as of December 31, 2024. Based on this available cash and cash equivalents, and the projections of growth in revenue and operating results in the coming year, the Company believes that it will have sufficient cash resources to finance its operations and expected capital expenditures for the next twelve months from the date the financials are issued.

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

The Company’s cash and bank deposits were held in major financial institutions located in the United States, which management believes have high credit ratings. The cash and bank deposits held in the United States, denominated in USD, amounted to $43,557 and $36,504 as of December 31, 2025 and 2024, respectively.

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

(d) Accounts receivable

Accounts receivable are due from customers and are generally unsecured, which consist of amounts earned but not yet collected. None of the Company’s accounts receivable bear interest. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of December 31, 2025, the current and noncurrent portion unbilled accounts receivable of $1,137 and $880, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets. As of December 31, 2024, the current and noncurrent portion unbilled accounts receivable of $937 and $1,080, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the consolidated balance sheets.

The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on reviews of various factors, including historical experience, the age of the accounts receivable balance, customer-specific facts, economic conditions, and other factors that may affect the Company's ability to collect from customers. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The amount of the allowance for doubtful accounts was $231 and $188 as of December 31, 2025 and 2024, respectively, which was included within accounts receivable, net, on the consolidated balance sheets.

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

(f) Intangible assets other than goodwill

The Company’s intangible assets are initially recorded at the capitalized actual costs incurred, their acquisition cost, or fair value if acquired as part of a business combination, and amortized on a straight-line basis over their respective estimated useful lives, which are the periods over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. The Company’s intangible assets include software developed for internal use and acquired intangible assets. Intangible assets have estimated useful lives of 5-10 years.

In accordance with Accounting Standards Codification ("ASC") 350-40, “Software — Internal use software,” the Company capitalizes eligible costs, including personnel-related expenses, share-based compensation, and travel expenses incurred by relevant employees, and other directly attributable costs incurred during the application development stage. Once the software developed for internal use is ready for its intended use, it is amortized on a straight-line basis over its useful life. The acquired intangible assets reflect the acquisition cost of certain data assets for which the Company has obtained perpetual usage rights.

(g) Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of December 31, 2025 and 2024, the balance of goodwill of $5,227 was as a result of the acquisition of Interactive Data, LLC (“Interactive Data”), a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The measurement date of the Company’s annual goodwill impairment test is October 1. On October 1, 2025 and 2024, the Company performed qualitative assessments on the reporting unit and, based on this assessment, no events have occurred to indicate that it is more likely than not that the fair value of the reporting unit is less than its carry amount. The Company did not record a goodwill impairment loss during the years ended December 31, 2025 and 2024, and as of December 31, 2025, there was no accumulated goodwill impairment loss.

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

The Company did not record an impairment loss of long-lived assets during the years ended December 31, 2025 and 2024.

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

(j) Revenue recognition

The Company recognized revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand information and identity intelligence solutions to its customers by leveraging its proprietary technology and applying machine learning and advanced analytics to its extensive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

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

For the years ended December 31, 2025 and 2024, 76% and 77% of total revenue was attributable to customers with pricing contracts, respectively, versus 24% and 23% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of December 31, 2025, 2024 and 2023, the balance of deferred revenue was $1,028, $712 and $690, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2024, $712 was recognized into revenue during the year ended December 31, 2025.

As of December 31, 2025, $23,778 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which $12,667 of revenue will be recognized in 2026, $7,951 in 2027, $2,407 in 2028, $652 in 2029, and $103 in 2030 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

(l) Advertising and promotion costs

Advertising and promotion costs are charged to operations as incurred. Advertising and promotion costs, included in sales and marketing expenses amounted to $1,082 and $761 for the years ended December 31, 2025 and 2024, respectively.

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

The Company has issued share-based awards with performance-based vesting criteria. Achievement of the milestones must be probable before the Company begins recording share-based compensation expense. When the performance-based vesting criteria is considered probable, the Company begins to recognize compensation expense at that time. In the period that achievement of the performance-based criteria is deemed probable, US GAAP requires the immediate recognition of all previously unrecognized compensation since the original grant date. As a result, compensation expense recorded in the period that achievement is deemed probable could include a substantial amount of previously unrecorded compensation expense related to the prior periods. For any share-based awards where performance-based vesting criteria is no longer considered probable, previously recognized compensation cost would be reversed. As of December 31, 2025, no share-based compensation expense has been recognized for 70,000 RSUs subject to the 2024 Performance Criteria, as defined in Note 10.

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

The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period that the change in tax rates or laws is enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of December 31, 2025 was more likely than not.

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

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law. Under ASC 740, the effects of changes in tax laws and rates on deferred tax balances are recognized in the period in which the legislation is enacted. The Company evaluated the impact of the OBBBA on its consolidated financial statements and concluded that it did not have a material impact. For additional information, see Note 8.

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

(q) Significant concentrations and risks

Concentration of credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2025 and 2024, all of the Company’s cash and cash equivalents were deposited in financial institutions located in the United States, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The risk with respect to accounts receivable is mitigated by credit evaluations the Company performs on its customers and its ongoing monitoring process of outstanding balances.

Concentration of customers

For the years ended December 31, 2025 and 2024, no individual customer accounted for more than 10% of the total revenue.

One individual customer accounted for approximately 10% of the Company’s accounts receivable, net, as of December 31, 2025. No individual customer accounted for more than 10% of the Company’s accounts receivable, net, as of December 31, 2024.

Concentration of suppliers

The Company’s products and services depend extensively upon continued access to and receipt of data from external sources, including data received from the major credit bureaus, including the Company’s largest data supplier. The Company’s other data suppliers include strategic partners, as well as various government and public records databases. The Company’s largest data supplier, with whom the Company has expanded its relationship while securing what it believes to be favorable business terms over the years, accounted for 45% of the Company’s total data acquisition costs for the years ended December 31, 2025 and 2024. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031. We may elect to extend the term for an additional twelve months upon written notice to this supplier at least 30 days prior to the end of the amended term. During the term of the agreement, either party has the right to terminate the agreement: (i) in the event of the other party’s failure to cure a material breach, and (ii) in the event of the other party’s insolvency. In addition, this supplier may terminate this agreement by providing not less than 12 months’ advance written notice to the Company and the Company may terminate this agreement by providing not less than 24 months’ advance written notice to this supplier. As of December 31, 2025, the remaining payment obligations through the end of the amended and renewed term is $23.2 million. If the Company is unable to maintain its relationship with its largest data supplier, its ability to provide products and services could be negatively impacted, as it would need to secure comparable data on similar terms, which would require significant time, expense, and resources, and may in the short-term adversely affect its reputation, business, financial condition and results of operations and, if it is unable to establish a similar relationship with other data suppliers over time, could have a long-term material impact on its business and financial condition.

For the years ended December 31, 2025 and 2024, excluding the largest data supplier, one additional data supplier accounted for approximately 11% of the Company's total data acquisition costs.

Two data suppliers accounted for approximately 23% and 14%, respectively, of the Company’s total accounts payable as of December 31, 2025. One data supplier accounted for approximately 37% of the Company’s total accounts payable as of December 31, 2024.

(r) Recently issued accounting standards

In December 2023, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 31, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company has assessed the impact of this guidance and concluded that it would not have a material impact on its consolidated financial statement and disclosure requirements. The Company has adopted this guidance as of December 31, 2025 on a retrospective basis, as presented in Note 8.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04), Disaggregation of Income Statement Expenses," which requires disclosure within the notes to financial statements of specific information about certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The update is effective for annual periods for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that adopting this ASU may have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and instead requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. Additional updates include changes to accounting for website development costs and certain disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This ASU permits an entity to apply the new guidance using either a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently assessing the impact that adopting this ASU may have on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

3. Earnings per share

For the years ended December 31, 2025 and 2024, the basic and diluted earnings per share was as follows:

	Year Ended December 31,
(In thousands, except share data)	2025	2024
Numerator:
Net income	$13,154	$7,003
Denominator:
Weighted average shares outstanding:
Basic	14,036,920	13,864,797
Diluted(1)	14,398,047	14,125,825
Earnings per share:
Basic	$0.94	$0.51
Diluted	$0.91	$0.50

(1)
For the years ended December 31, 2025 and 2024, diluted weighted average shares outstanding are calculated by the inclusion of unvested restricted stock units ("RSUs").

4. Accounts receivable, net

Accounts receivable, net consists of the following:

(In thousands)	December 31, 2025	December 31, 2024
Accounts receivable	$10,928	$8,249
Less: Allowance for doubtful accounts	(231)	(188)
Total accounts receivable, net	$10,697	$8,061

The movement of allowance for doubtful accounts is shown below:

	Year Ended December 31,
(In thousands)	2025	2024
Beginning balance	$188	$159
Charges to expenses	760	342
Write-offs	(717)	(313)
Ending balance	$231	$188

5. Property and equipment, net

Property and equipment, net consists of the following:

(In thousands)	December 31, 2025	December 31, 2024
Computer and network equipment	$1,528	$1,263
Furniture, fixtures and office equipment	842	814
Leasehold improvements	271	53
Total cost	2,641	2,130
Less: Accumulated depreciation	(1,759)	(1,585)
Property and equipment, net	$882	$545

Depreciation of property and equipment of $223 and $213 was recorded for the years ended December 31, 2025 and 2024, respectively.

6. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		December 31, 2025			December 31, 2024
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$85,843	$(48,704)	$37,139	$74,409	$(38,412)	$35,997
Acquired intangible assets	10 years	2,282	(157)	2,125	-	-	-
Total		$88,125	$(48,861)	$39,264	$74,409	$(38,412)	$35,997

The gross carrying amount of software developed for internal use includes capitalized costs related to the design, development, and testing of internal-use software. These costs primarily consist of eligible personnel-related expenses, share-based compensation, and travel expenses incurred by relevant employees, and other directly attributable costs incurred during the application development stage. The gross carrying amount of acquired intangible assets reflects the acquisition cost of certain data assets for which the Company has obtained perpetual usage rights.

Amortization expenses of $10,449 and $9,349 were included in depreciation and amortization expense for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, intangible assets of $5,685, included in the gross carrying amounts of intangible assets, have not yet commenced amortization, as they are not ready for their intended use.

The Company capitalized intangible asset costs of $13,716 and $11,025 during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, estimated amortization expense related to the Company’s intangible assets for 2026 through 2031 and thereafter are as follows:

(In thousands)
Year	December 31, 2025
2026	$10,850
2027	9,454
2028	7,022
2029	5,059
2030	3,015
2031 and thereafter	3,864
Total	$39,264

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Accrued payroll and related expenses	$3,320	$2,534
Current portion of payables related to acquired intangible assets(1)	704	-
Accrued data acquisition costs	98	131
Sales tax payable	156	93
Miscellaneous payables	191	123
Total	$4,469	$2,881

(1) As of December 31, 2025, noncurrent portion of payables related to acquired intangible assets of $820 were included in other noncurrent liabilities on the consolidated balance sheets.

8. Income taxes

The Company is subject to federal and state income taxes in the United States. The income taxes on income before income taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Current
Federal	$117	$111
State	376	188
	493	299
Deferred
Federal	983	1,584
State	(72)	434
	911	2,018
Income tax expense	$1,404	$2,317

Upon adoption of ASU No. 2023-09, as described in Note 2(r) above, the Company has elected to retrospectively adopt the guidance.

The Company’s effective income tax rate differed from the U.S. statutory corporate federal income tax rate of 21% for the years ended December 31, 2025 and 2024. A reconciliation is as follows:

	Year Ended December 31,
(In thousands)	2025		2024
Tax on income before income taxes	$3,057	21%	$1,957	21%
Effect of state taxes (net of federal income tax effect)(1)	232	2%	579	6%
Research and development tax credits	(1,053)	-7%	(479)	-5%
Nontaxable or nondeductible items:
Share-based compensation	(2,304)	-16%	(598)	-6%
Nondeductible executive compensation	1,543	11%	834	9%
Other nondeductible expenses	30	0%	24	0%
Others	(101)	-1%	-	0%
Income tax expense	$1,404	10%	$2,317	25%

(1) State taxes in Florida and California made up the majority (greater than 50%) of the tax effect in this category.

Components of deferred tax assets and liabilities consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$3,663	$6,573
Research and development tax credits	3,891	3,329
Share-based compensation	1,055	759
Accounts receivable	60	49
Operating lease liabilities	726	520
Deferred revenue and others	400	186
	9,795	11,416
Deferred tax liabilities:
Intangible assets	2,324	3,301
Right-of-use assets	668	494
Property and equipment	218	125
	3,210	3,920
Net deferred tax assets	$6,585	$7,496

Income taxes paid (net of refunds) consist of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Federal	$127	$178
Florida	68	42
California	225	113
Other states	209	274
Total	$629	$607

As of December 31, 2025, the Company had gross federal and state net operating loss carryforwards of $14,371 and $12,249, respectively. Federal net operating losses have an indefinite life and do not expire. Certain state net operating losses of approximately $5,685 expire beginning in 2036 and the remaining could be carried forward indefinitely. As of December 31, 2025, the Company has $3,891 of research and development tax credits which begin to expire in 2041. The Company’s federal and state net operating losses, and research and development tax credits, are not subject to annual Section 382 limitations due to ownership changes that could impact the future realization.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, management evaluates and determines the amount of valuation allowance required and adjusts such valuation allowance accordingly. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for the recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of December 31, 2025 was more likely than not.

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

The Company does not have any unrecognized tax benefits as of December 31, 2025 and 2024.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including the election for full expensing of domestic research and experimentation expenditures. Under ASC 740, the effects of changes in tax laws and rates on deferred tax balances are recognized in the period in which the legislation is enacted. The Company evaluated the impact of the OBBBA on its consolidated financial statements and concluded that it did not have a material impact.

9. Shareholders' equity

Common stock and treasury stock

As of December 31, 2025 and 2024, the number of authorized shares of common stock was 200,000,000, with a par value of $0.001 per share, of which, 14,151,350 and 13,936,329 shares of common stock were issued, respectively. The Company held no shares of treasury stock as of either date.

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
•
During the year ended December 31, 2024, the Company repurchased 292,744 shares of common stock under the Stock Repurchase Program, as defined below, which was reflected in treasury stock, with a cost of $5,809. Related treasury stock of 302,172 shares, with a cost of $5,997, was retired during the year ended December 31, 2024, resulting in no treasury stock balance as of December 31, 2024. Among the total 292,744 shares of common stock repurchased, there were 200,000 shares of common stock repurchase by the Company from the Greater Miami Jewish Federation, Inc., a greater than 5% stockholder of the Company, at a price of $20.50 per share.

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

During the year ended December 31, 2025, the changes in the number of issued shares of common stock and treasury stock was due to the following factors:

•
An aggregate of 351,231 shares of common stock were issued as a result of the vesting of RSUs, of which, 115,773 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $6,044. All 115,773 shares of treasury stock were retired during the year ended December 31, 2025.

•
During the year ended December 31, 2025, the Company repurchased 20,437 shares of common stock under the Stock Repurchase Program, which was reflected in treasury stock, with a cost of $915. All 20,437 shares of treasury stock were retired during the year ended December 31, 2025.

Preferred stock

As of December 31, 2025 and 2024, the Company had 10,000,000 shares of preferred stock with par value of $0.001 per share authorized, and there were no shares of preferred stock issued or outstanding.

Dividend

On December 3, 2024 (the "Declaration Date"), the Company declared a special cash dividend on its common stock of $0.30 per share (the “Dividend”) to shareholders of record as of January 31, 2025, and the aggregate amount of approximately $4.2 million was paid on February 14, 2025. Because the Company had an accumulated deficit as of the Declaration Date, the dividend was charged to additional paid-in capital, on the consolidated balance sheets.

10. Share-based compensation

On March 22, 2018, the Board of Directors of the Company and Cogint, Inc. (“cogint”) (now known as Fluent, Inc.), in its capacity as the sole stockholder of the Company prior to the Company’s spin-off from cogint on March 26, 2018 (the “Spin-off”), approved the Red Violet, Inc. 2018 Stock Incentive Plan, which became effective immediately prior to the Spin-off and was subsequently amended and restated (the “2018 Plan”). Initially, 3,000,000 shares of the Company's common stock were authorized for issuance under the 2018 Plan. On June 3, 2020 and May 25, 2022, the Company’s stockholders approved amendments to the 2018 Plan to increase the number of shares authorized for issuance to 4,500,000 shares and 6,500,000 shares, respectively. On June 10, 2025, the Company's stockholders approved an amendment and restatement of the 2018 Plan to, among other things, further increase the number of shares authorized for issuance from 6,500,000 shares to 7,500,000 shares.

The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to contribute to the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of December 31, 2025, there were 2,484,342 shares of common stock available for future issuance under the 2018 Plan.

To date, all stock incentives issued under the 2018 Plan have been in the form of RSUs. RSUs granted vest and settle upon the satisfaction of a time-based conditions or with both time- and performance-based conditions. Time-based conditions are generally satisfied over three or four years with annual vesting. Details of unvested RSU activity for the years ended December 31, 2025 and 2024 were as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2023	1,017,718	$20.10
Granted(1)	453,184	$23.84
Vested and delivered	(258,227)	$21.90
Withheld as treasury stock(2)	(137,463)	$21.94
Vested not delivered(3)	(7,950)	$21.36
Forfeited	(179,994)	$17.73
Unvested as of December 31, 2024	887,268	$21.67
Granted(1)	293,530	$48.04
Vested and delivered	(235,458)	$20.68
Withheld as treasury stock(2)	(115,773)	$20.93
Vested not delivered(3)	(6,733)	$21.23
Forfeited	(53,607)	$23.68
Unvested as of December 31, 2025	769,227	$32.01
(1)
In March 2024, the Company granted 130,000 RSUs to one non-executive employee, subject to the 2024 Performance Criteria, as detailed below. In addition to these 130,000 RSUs, during the year ended December 31, 2024, the Company granted an aggregate of 323,184 RSUs to certain employees and directors at grant date fair values ranging from $17.00 to $37.97 per share, with vesting periods ranging from one to four years.

For the year ended December 31, 2025, the Company granted an aggregate of 293,530 RSUs to certain employees and directors at grant date fair values ranging from $34.18 to $55.20 per share, with a vesting period ranging from three to four years.

(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 9 for details.
(3)
Vested not delivered represents RSUs that have been vested but the delivery of the common stock underlying such RSUs were deferred.

On March 18, 2024, the Company granted 130,000 RSUs to one non-executive employee, subject to performance-based vesting conditions, with a grant date fair value of $18.30 per share. The RSUs will vest only upon the achievement of specified revenue targets for a portion of the Company's business on or prior to December 31, 2030, the last achievement date deadline (the "2024 Performance Criteria"). Share-based compensation expense related to this grant of $426 and $252 was recognized for the years ended December 31, 2025 and 2024, respectively. No amortization of share-based compensation expense has been recognized for 70,000 RSUs from this grant because, as of December 31, 2025, the Company determined that it is not probable the 2024 Performance Criteria will be met in the future.

As of December 31, 2025, unrecognized share-based compensation expense associated with the granted RSUs amounted to $21,263, which is expected to be recognized over a remaining weighted average period of 2.6 years.

Share-based compensation was allocated to the following accounts in the consolidated financial statements for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Sales and marketing expenses	$764	$606
General and administrative expenses	5,736	5,342
Share-based compensation expense	6,500	5,948
Capitalized in intangible assets	1,599	1,627
Total	$8,099	$7,575

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

On December 20, 2024, the Company entered into a new non-cancellable 80-month operating lease agreement for its new Seattle office space of 6,709 rentable square feet (the "New Seattle Lease Agreement"), with the lease commence date on May 1, 2025 (the "Commencement Date").

For the years ended December 31, 2025 and 2024, a summary of the Company’s lease information is shown below:

	Year Ended December 31,
(In thousands)	2025	2024
Lease cost:
Operating lease costs	$729	$777
Other information:
Cash paid for operating leases	$605	$790
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$1,153	$-

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

As of December 31, 2025 and 2024, the weighted average remaining operating lease term of the Company's operating leases was 4.6 years and 4.3 years, respectively, and the weighted average discount rate used to measure the operating lease liabilities was 8.23% and 9.94%, respectively.

As of December 31, 2025, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	December 31, 2025
2026	$519
2027	737
2028	859
2029	596
2030	327
2031	336
Total maturities	$3,374
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$396
Noncurrent operating lease liabilities	2,396
Total operating lease liabilities	$2,792
Difference between the maturities and related present value of operating lease liabilities	$582

12. Segment information

The Company currently has one single operating and reporting segment, identity and information solutions, as defined by ASC 280, “Segment Reporting.” The Company adopted ASU 2023-07 as of December 31, 2024. The Company builds proprietary technologies and applies analytical capabilities to deliver identity intelligence. The solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships, and are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. The Company’s cloud-native, AI-enabled identity intelligence platform, CORE, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. The Company generates substantially all of its revenue from licensing its solutions. Customers access the Company’s solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. Revenue is generally recognized on (a) a transactional basis determined by the customers’ usage, (b) a monthly fee, or (c) a combination of both. The Company derives revenue all in the United States and manages the business activities on a consolidated basis. The technology used in the customer arrangements is based on a single software platform that is deployed to and implemented by customers in a similar manner.

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

In addition to net income as the measure of segment profit, the CODM evaluates the financial performance of its business on a variety of key indicators, including non-GAAP metrics of adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure equal to net income, the most directly comparable financial measure based on US GAAP, excluding interest income, income tax expense, depreciation and amortization, share-based compensation expense, litigation costs, and write-off of long-lived assets.

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Revenue	$90,252	$75,189
Less:
Cost of revenue (exclusive of depreciation and amortization)	14,675	13,997
Personnel-related expenses	33,955	28,488
Advertising, marketing and agency expenses	1,188	867
Provision for bad debts	760	342
Share-based compensation expense	6,500	5,948
Occupancy expenses	1,143	1,243
Professional fees(1)	5,256	4,178
Other segment items(2)	2,965	2,644
Depreciation and amortization	10,672	9,562
Interest income	(1,420)	(1,400)
Income tax expense	1,404	2,317
Segment net income	$13,154	$7,003
Consolidated net income	$13,154	$7,003

(1) Professional fees for the year ended December 31, 2025, include $358 of acquisition-related costs incurred in connection with the due diligence of potential strategic targets. Comparable acquisition-related costs were $7 for the year ended December 31, 2024.

(2) Other segment items include primarily travel and entertainments, write-off of long-lived assets, and other selling, general and administrative expenses.

13. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs, included within cost of revenue (exclusive depreciation and amortization), of $9,824 and $9,649 for the years ended December 31, 2025 and 2024, respectively, under certain data licensing agreements.

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

As of December 31, 2025, the total material capital commitments under certain data licensing agreements and the cloud service agreement amounted to $42,027, shown as follows:

(In thousands)
Year	December 31, 2025
2026	$9,765
2027	8,748
2028	8,039
2029	7,953
2030	5,973
2031	1,549
Total	$42,027

(b) Employment agreements

The Company has employment agreements with certain senior officers, mainly including its Chief Executive Officer, President, Chief Financial Officer and Chief Information Officer, which provide for compensation and certain other benefits and for severance payments under certain circumstances.

(c) Contingency

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations, or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. The Company reviews legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated.

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

In addition to the foregoing, the Company may be involved in litigation from time to time in the ordinary course of business. The Company does not believe that the ultimate resolution of any such matter will have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, the results of such matters cannot be predicted with certainty, and the Company cannot assure you that the ultimate resolution of any legal or administrative proceeding or dispute will not have a material adverse effect on its business, financial condition, results of operations, and cash flows.

14. Subsequent events

On January 9, 2026, the Company granted an aggregate of 832,690 RSUs to certain key executive officers under the 2018 Plan, subject to performance-based vesting conditions, with a grant-date fair value of $52.77 per share. The awards vest upon achievement of specified revenue and adjusted EBITDA margin targets over a trailing twelve-month period on or prior to March 31, 2030. Each recipient received three awards of increasing size tied to progressively higher revenue thresholds, subject to a consistent adjusted EBITDA margin requirement. In the event of a change of control, portions of the awards may vest based on enterprise value at the time of the transaction. Compensation expense for these awards will be recognized if and when the performance conditions are determined to be probable of achievement. No share-based compensation expense related to these awards was recognized for the year ended December 31, 2025.