Form 10-Q
period 2026-03-31
Red Violet, Inc.
filed 2026-05-06
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had 14,108,921 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$43,451	$43,557
Accounts receivable, net of allowance for doubtful accounts of $122 and $231 as of March 31, 2026 and December 31, 2025, respectively	11,910	10,697
Prepaid expenses and other current assets	1,938	2,281
Total current assets	57,299	56,535
Property and equipment, net	880	882
Intangible assets, net	40,179	39,264
Goodwill	5,227	5,227
Right-of-use assets	2,442	2,570
Deferred tax assets	5,574	6,585
Other noncurrent assets	1,033	949
Total assets	$112,634	$112,012
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,002	$1,977
Accrued expenses and other current liabilities	1,756	4,469
Current portion of operating lease liabilities	391	396
Deferred revenue	956	1,028
Total current liabilities	5,105	7,870
Noncurrent operating lease liabilities	2,329	2,396
Other noncurrent liabilities	672	820
Total liabilities	8,106	11,086
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of March 31, 2026 and December 31, 2025	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 14,112,391 and 14,151,350 shares issued, and 14,111,891 and 14,151,350 shares outstanding, as of March 31, 2026 and December 31, 2025	14	14
Treasury stock, at cost, 500 and 0 shares as of March 31, 2026 and December 31, 2025	(17)	-
Additional paid-in capital	87,859	88,628
Retained earnings	16,672	12,284
Total shareholders' equity	104,528	100,926
Total liabilities and shareholders' equity	$112,634	$112,012

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$25,830	$22,003
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,819	3,661
Sales and marketing expenses	5,858	5,407
General and administrative expenses	7,899	6,174
Depreciation and amortization	2,810	2,550
Total costs and expenses	20,386	17,792
Income from operations	5,444	4,211
Interest income	344	308
Income before income taxes	5,788	4,519
Income tax expense	1,400	1,079
Net income	$4,388	$3,440
Earnings per share:
Basic	$0.31	$0.25
Diluted	$0.30	$0.24
Weighted average shares outstanding:
Basic	14,194,696	13,998,028
Diluted	14,394,251	14,491,713

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional	Retained earnings
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	Total
Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632
Vesting of restricted stock units	19,500	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(5,032)	(202)	-	-	(202)
Retirement of treasury stock	(5,032)	-	5,032	202	(202)	-	-
Share-based compensation	-	-	-	-	1,978	-	1,978
Net income	-	-	-	-	-	3,440	3,440
Balance at March 31, 2025	13,950,797	$14	-	$-	$89,264	$2,570	$91,848

Balance at December 31, 2025	14,151,350	$14	-	$-	$88,628	$12,284	$100,926
Vesting of restricted stock units	34,659	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(10,618)	(498)	-	-	(498)
Common stock repurchased	-	-	(63,500)	(2,704)	-	-	(2,704)
Retirement of treasury stock	(73,618)	-	73,618	3,185	(3,185)	-	-
Share-based compensation	-	-	-	-	2,416	-	2,416
Net income	-	-	-	-	-	4,388	4,388
Balance at March 31, 2026	14,112,391	$14	(500)	$(17)	$87,859	$16,672	$104,528

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,388	$3,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,810	2,550
Share-based compensation expense	2,050	1,596
Write-off of long-lived assets	1	2
Provision for bad debts	149	62
Noncash lease expenses	128	148
Deferred income tax expense	1,011	899
Changes in assets and liabilities:
Accounts receivable	(1,362)	(1,647)
Prepaid expenses and other current assets	343	(26)
Other noncurrent assets	(84)	(406)
Accounts payable	25	(114)
Accrued expenses and other current liabilities	(2,730)	(1,392)
Deferred revenue	(72)	42
Operating lease liabilities	(72)	(153)
Net cash provided by operating activities	6,585	5,001
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(63)	(50)
Capitalized costs included in intangible assets	(3,443)	(2,469)
Net cash used in investing activities	(3,506)	(2,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(498)	(202)
Repurchases of common stock	(2,687)	-
Dividend payable	-	(4,181)
Net cash used in financing activities	(3,185)	(4,383)
Net decrease in cash and cash equivalents	$(106)	$(1,901)
Cash and cash equivalents at beginning of period	43,557	36,504
Cash and cash equivalents at end of period	$43,451	$34,603
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$122	$-
Share-based compensation capitalized in intangible assets	$366	$382
Retirement of treasury stock	$3,185	$202

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for any future interim periods or for the full year ending December 31, 2026.

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (“Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date included in the Form 10-K, but does not include all disclosures required by US GAAP.

Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b) Recently issued accounting standards

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses," which requires disclosure within the notes to financial statements of specific information about certain costs and expenses including more detailed disclosures of certain categories of expenses such as employee compensation, depreciation, and intangible asset amortization that are components of existing expense captions presented on the face of the income statement. The update is effective for annual periods for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and instead requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. Additional updates include changes to accounting for website development costs and certain disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This ASU permits an entity to apply the new guidance using either a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently evaluating the impact this ASU may have on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied using either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its condensed consolidated financial statements.

2. Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, vested, or converted into common stock and is calculated using the treasury stock method and contingently issuable share guidance, as applicable.

	Three Months Ended March 31,
(In thousands, except share data)	2026	2025
Numerator:
Net income	$4,388	$3,440
Denominator:
Weighted average shares outstanding:
Basic	14,194,696	13,998,028
Diluted(1)	14,394,251	14,491,713
Earnings per share:
Basic	$0.31	$0.25
Diluted	$0.30	$0.24

(1)
For the three months ended March 31, 2026 and 2025, diluted weighted average shares outstanding reflect the dilutive effect of certain unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		March 31, 2026			December 31, 2025
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$89,469	$(51,413)	$38,056	$85,843	$(48,704)	$37,139
Acquired intangible assets	10 years	2,317	(194)	2,123	2,282	(157)	2,125
Total		$91,786	$(51,607)	$40,179	$88,125	$(48,861)	$39,264

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

Amortization expenses of $2,746 and $2,500 were included in depreciation and amortization expense for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, intangible assets of $7,211, included in the gross carrying amounts of intangible assets, have not yet commenced amortization, as they are not ready for their intended use.

The Company capitalized costs of intangible assets of $3,661 and $3,991 during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, estimated amortization expense related to the Company’s intangible assets for the remainder of 2026 through 2031 and thereafter is as follows:

(In thousands)
Year	March 31, 2026
Remainder of 2026	$8,307
2027	10,177
2028	7,744
2029	5,781
2030	3,738
2031 and thereafter	4,432
Total	$40,179

4. Goodwill

Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. As of March 31, 2026 and December 31, 2025, the balance of goodwill of $5,227 resulted from the acquisition of Interactive Data, LLC, a wholly-owned subsidiary of red violet, effective on October 2, 2014.

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

The Company did not record a goodwill impairment loss during the three months ended March 31, 2026 and 2025, and as of March 31, 2026, there was no accumulated goodwill impairment loss.

5. Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on demand information and identity intelligence solutions to its customers by leveraging its proprietary technology and applying machine learning and advanced analytics to its massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, available within Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of March 31, 2026, the current and noncurrent portions of unbilled accounts receivable of $1,408 and $964, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2025, the current and noncurrent portions of unbilled accounts receivable of $1,137 and $880, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended March 31, 2026 and 2025, 75% and 74% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 26% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of March 31, 2026 and December 31, 2025, the balance of deferred revenue was $956 and $1,028, respectively, all of which is expected to be realized in the next 12 months. In relation to the deferred revenue balance as of December 31, 2025, $440 was recognized into revenue during the three months ended March 31, 2026.

As of March 31, 2026, $22,177 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $9,507 of revenue will be recognized in the remainder of 2026, $8,750 in 2027, $2,986 in 2028, $814 in 2029, and $120 in 2030 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

6. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of March 31, 2026 was more likely than not.

The Company’s effective income tax rate was 24% for each of the three months ended March 31, 2026 and 2025. The effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to state income taxes and certain nondeductible expenses, partially offset by research and development tax credits and excess tax benefits related to share-based compensation.

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

The Company does not have any material unrecognized tax benefits as of March 31, 2026 and December 31, 2025.

7. Shareholders' equity

Common stock and treasury stock

As of March 31, 2026 and December 31, 2025, the number of issued shares of common stock was 14,112,391 and 14,151,350, respectively, which included shares of treasury stock of 500 and 0, respectively. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 34,659 shares of common stock were issued as a result of the vesting of RSUs, of which, 10,618 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $498. All 10,618 shares of treasury stock were retired during the three months ended March 31, 2026.
•
During the three months ended March 31, 2026, the Company repurchased 63,500 shares of common stock under the Stock Repurchase Program, as defined below, which was reflected in treasury stock, with a cost of $2,704. Related treasury stock of 63,000 shares, with a cost of $2,687, was retired during the three months ended March 31, 2026, resulting in a treasury stock balance of $17 as of March 31, 2026.

On May 2, 2022, the Company's Board of Directors authorized a stock repurchase program to repurchase the Company's common stock from time to time through open market purchases, privately negotiated transactions or other means, including pursuant to Rule 10b5-1 trading plans, which was subsequently amended on each of December 19, 2023, March 28, 2024, and November 3, 2025, bringing the total authorization to $30.0 million (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors.

8. Share-based compensation

Under the Red Violet, Inc. 2018 Stock Incentive Plan, as amended and restated (the “2018 Plan”), 7,500,000 shares of the Company’s common stock are authorized for issuance. The current amended and restated form of the 2018 Plan was approved by the Company’s stockholders on June 10, 2025 and, among other things, increased the number of shares authorized for issuance from 6,500,000 shares to 7,500,000 shares.

The primary purpose of the 2018 Plan is to attract, retain, reward and motivate certain individuals by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to contribute to the growth and success of the Company, so as to strengthen the mutuality of the interests between such individuals and the stockholders of the Company.

As of March 31, 2026, there were 1,636,286 shares of common stock available for future issuance under the 2018 Plan.

To date, all share-based awards granted under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest upon the satisfaction of either service-based vesting conditions or both service-based and performance-based vesting conditions.

Service-based vesting conditions are generally satisfied over three or four years with annual vesting. Unvested activity related to RSUs subject solely to service-based vesting conditions for the three months ended March 31, 2026 was as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	654,227	$34.41
Granted(1)	22,657	$49.25
Vested and delivered	(24,041)	$27.62
Withheld as treasury stock(2)	(10,618)	$27.99
Forfeited	(7,291)	$37.62
Unvested as of March 31, 2026	634,934	$35.27

(1)
During the three months ended March 31, 2026, the Company granted an aggregate of 22,657 RSUs to certain employees and directors at grant date fair values ranging from $42.39 to $52.81 per share, with vesting periods ranging from three to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 7, "Shareholders' equity" for details.

As of March 31, 2026, unrecognized share-based compensation expense associated with the granted RSUs subject solely to service-based vesting conditions amounted to $18,055, which is expected to be recognized over a remaining weighted average period of 2.3 years.

Performance-based awards

On March 18, 2024, the Company granted 130,000 RSUs to one non-executive employee, subject to performance-based vesting conditions, with a grant-date fair value of $18.30 per share. The RSUs will vest only upon the achievement of specified revenue targets for a portion of the Company's business on or prior to December 31, 2030, the last achievement date deadline (collectively, the "2024 Performance Criteria"). Of the 130,000 RSUs granted, 15,000 vested and delivered prior to December 31, 2025. No amortization of share-based compensation expense has been recognized for 70,000 RSUs from this grant because, as of March 31, 2026, the Company determined that it is not probable the applicable 2024 Performance Criteria will be met in the future.

On January 9, 2026, the Company granted an aggregate of 832,690 RSUs to certain key executive officers under the 2018 Plan, subject to performance-based vesting conditions, with a grant-date fair value of $52.77 per share. The awards vest upon achievement of specified revenue and adjusted EBITDA margin targets over a trailing twelve-month period on or prior to March 31, 2030 (the "2026 Performance Criteria"). Each recipient received three awards of increasing size tied to progressively higher revenue thresholds, subject to a consistent adjusted EBITDA margin requirement. In the event of a change of control, portions of the awards may vest based on enterprise value at the time of the transaction. Compensation expense for these awards will be recognized if and when the performance conditions are determined to be probable of achievement. No share-based compensation expense related to these awards has been recognized, because, as of March 31, 2026, the 2026 Performance Criteria are not determined to be probable.

As of March 31, 2026 and December 31, 2025, the unvested RSUs with the performance-based vesting conditions probable of achievement are 45,000 shares.

As of March 31, 2026, the unrecognized share-based compensation expense associated with the granted RSUs subject to performance-based vesting conditions amounted to $45,582. For awards probable of achievement, the unrecognized share-based compensation expense amounted to $360, which is expected to be recognized over a remaining weighted average period of 2.2 years.

Summary of share-based compensation

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenue (exclusive of depreciation and amortization)	$15	$-
Sales and marketing expenses	$228	$195
General and administrative expenses	1,807	1,401
Share-based compensation expense	2,050	1,596
Capitalized in intangible assets	366	382
Total	$2,416	$1,978

9. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable operating lease agreement as amended and effective in January 2017, and the Company entered into a further amendment on September 20, 2023 to exercise the extension option for an additional 60 months through June 30, 2029, with an option to further extend for an additional 60 months. The Company also leased an additional office space of 6,003 rentable square feet for its Seattle office in accordance with a non-cancellable operating lease agreement that expired in March 2025. The extension options of such agreements were not included in the determination of the lease terms. On December 20, 2024, the Company entered into a non-cancellable 80-month operating lease agreement for its new Seattle office space of 6,709 rentable square feet, with the lease commencement date on May 1, 2025.

For the three months ended March 31, 2026 and 2025, a summary of the Company’s lease information is shown below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Lease cost:
Operating lease costs	$185	$194
Other information:
Cash paid for operating leases	$128	$201

As of March 31, 2026 and December 31, 2025, the weighted average remaining operating lease term was 4.4 years and 4.6 years, respectively, and the weighted average discount rate used to measure the operating lease liabilities was 8.16% and 8.23%, respectively.

As of March 31, 2026, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	March 31, 2026
Remainder of 2026	$391
2027	737
2028	859
2029	596
2030	327
2031	336
Total maturities	$3,246
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$391
Noncurrent operating lease liabilities	2,329
Total operating lease liabilities	$2,720
Difference between the maturities and related present value of operating lease liabilities	$526

10. Segment information

The Company operates as a single operating and reportable segment, identity and information solutions, as defined under ASC 280, “Segment Reporting.” There have been no significant changes in the basis of segmentation or in the basis of measurement of segment profit since the last annual report.

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

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Revenue	$25,830	$22,003
Less:
Cost of revenue (exclusive of depreciation and amortization)(1)	3,819	3,661
Personnel-related expenses	8,612	7,693
Advertising, marketing and agency expenses	323	224
Provision for bad debts	149	62
Share-based compensation expense	2,035	1,596
Occupancy expenses	284	306
Professional fees(2)	1,549	1,051
Other segment items(3)	805	649
Depreciation and amortization	2,810	2,550
Interest income	(344)	(308)
Income tax expense	1,400	1,079
Segment net income	$4,388	$3,440
Consolidated net income	$4,388	$3,440

(1) Cost of revenue (exclusive of depreciation and amortization) includes certain personnel-related expenses and share-based compensation expense, which are not included in the related line items below.

(2) Professional fees for the three months ended March 31, 2026 included $259 of acquisition-related costs incurred in connection with due diligence of potential strategic targets. No acquisition-related costs were incurred during the three months ended March 31, 2025.

(3) Other segment items include primarily travel and entertainment, write-off of long-lived assets, and other selling, general and administrative expenses.

11. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs, included within cost of revenue (exclusive of depreciation and amortization), of $2,439 and $2,542 for the three months ended March 31, 2026 and 2025, respectively, under certain data licensing agreements.

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

As of March 31, 2026, the total material capital commitments under certain data licensing agreements and the cloud service agreement amounted to $39,813, shown as follows:

(In thousands)
Year	March 31, 2026
Remainder of 2026	7,578
2027	8,723
2028	8,039
2029	7,950
2030	5,973
2031	1,550
Total	$39,813

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

The Company is one of over 150 companies sued by Atlas and a combination of individual plaintiffs in actions containing nearly identical allegations and seeking similar damages. The Company removed the matter to the United States District Court for the District of New Jersey, but it was remanded to the Superior Court of New Jersey, Law Division, Monmouth County by order dated November 21, 2024, where the Action is pending. On May 1, 2026, the acting Administrative Director of the Courts denied Atlas’s application to consolidate all cases against various defendants in the Superior Court of New Jersey. No trial date has been scheduled. Each plaintiff and Atlas seek to recover actual damages that are not less than liquidated damages under Daniel’s Law, punitive damages, pre- and post-judgment interest, attorneys’ fees and costs and injunctive relief. The Company is vigorously defending itself in the Action. Should the case be tried, an adverse ruling could have an immediate near-term impact on the Company's business, financial position, and/or operations. The Company has notified its insurer of the Action and has confirmed that the claim falls within the scope of its insurance coverage. As such, the Company anticipates that the insurer will cover defense costs and any potential liability, subject to policy limits and customary exclusions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 4, 2026 (“Form 10-K”), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

References in this discussion and analysis to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Overview

Red Violet, Inc., a Delaware corporation, is dedicated to making the world a safer place and reducing the cost of doing business. We build proprietary technologies and apply analytical capabilities to deliver identity intelligence. Our technology powers critical solutions, which empower organizations to operate with confidence. Our solutions enable the real-time identification and location of people, businesses, assets, and their interrelationships. These solutions are used for purposes including identity verification, risk mitigation, due diligence, fraud detection and prevention, regulatory compliance, and customer acquisition. Our cloud-native, AI-embedded identity intelligence platform, CORETM, is purpose-built for the enterprise, yet flexible enough for organizations of all sizes, bringing clarity to massive datasets by transforming data into intelligence. We drive workflow efficiency and enable organizations to make better data-driven decisions.

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of March 31, 2026 and 2025, IDI had 10,422 and 9,241 billable customers, respectively, and FOREWARN had 417,680 and 325,336 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions; however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended March 31, 2026 and 2025, 75% and 74% of total revenue was attributable to customers with pricing contracts, respectively, versus 25% and 26% attributable to transactional customers, respectively.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, useful lives of intangible assets, recoverability of the carrying amounts of goodwill and intangible assets, share-based compensation, and income tax provision. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information, please refer to our Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

First Quarter Financial Results

For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

•
Total revenue increased 17% to $25.8 million.
•
Gross profit increased 22% to $19.3 million. Gross margin increased to 75% from 72%.
•
Adjusted gross profit increased 20% to $22.0 million. Adjusted gross margin increased to 85% from 83%.
•
Net income increased 28% to $4.4 million, which resulted in earnings of $0.31 and $0.30 per basic and diluted share, respectively. Net income margin increased to 17% from 16%.
•
Adjusted EBITDA increased 27% to $10.7 million. Adjusted EBITDA margin increased to 41% from 38%.
•
Adjusted net income increased 29% to $6.6 million, which resulted in adjusted earnings of $0.46 per basic and diluted share.
•
Net cash provided by operating activities increased 32% to $6.6 million.
•
Cash and cash equivalents were $43.5 million as of March 31, 2026.

First Quarter and Recent Business Highlights

•
Added 400 customers to IDI during the first quarter, ending the quarter with 10,422 customers.
•
Added 27,662 users to FOREWARN during the first quarter, ending the quarter with 417,680 users. Over 640 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Purchased 73,250 shares of the Company’s common stock year to date through April 30, 2026, at an average price of $41.90 per share pursuant to the Company’s Stock Repurchase Program. As of April 30, 2026, the Company had $15.6 million remaining under the Stock Repurchase Program.

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

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$4,388	$3,440
Interest income	(344)	(308)
Income tax expense	1,400	1,079
Depreciation and amortization	2,810	2,550
Share-based compensation expense	2,050	1,596
Acquisition-related costs	259	-
Litigation costs	104	9
Write-off of long-lived assets	1	2
Adjusted EBITDA	$10,668	$8,368
Revenue	$25,830	$22,003

Net income margin	17%	16%
Adjusted EBITDA margin	41%	38%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2026	2025
Net income	$4,388	$3,440
Share-based compensation expense	2,050	1,596
Amortization of share-based compensation capitalized in intangible assets	414	409
Acquisition-related costs	259	-
Litigation costs	104	9
Write-off of long-lived assets	1	2
Tax effect of adjustments(1)	(621)	(347)
Adjusted net income	$6,595	$5,109
Earnings per share:
Basic	$0.31	$0.25
Diluted	$0.30	$0.24
Adjusted earnings per share:
Basic	$0.46	$0.36
Diluted	$0.46	$0.35
Weighted average shares outstanding:
Basic	14,194,696	13,998,028
Diluted	14,394,251	14,491,713

(1) The tax effect of adjustments is calculated using the expected combined federal and state statutory tax rate, which was approximately 26.00% for the three months ended March 31, 2026 and 2025. The resulting tax effect may differ from applying such rate to total adjustments due to the tax treatment of certain items. Beginning with the Form 10-K, we updated the methodology for determining the income tax effects of adjustments in calculating non-GAAP adjusted net income. Prior-period amounts have been revised to conform to the current methodology and presentation. These revisions did not affect our previously reported GAAP financial statements.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Revenue	$25,830	$22,003
Cost of revenue (exclusive of depreciation and amortization)	(3,819)	(3,661)
Depreciation and amortization related to cost of revenue	(2,746)	(2,500)
Gross profit	19,265	15,842
Depreciation and amortization of certain intangible assets(1)	2,709	2,452
Adjusted gross profit	$21,974	$18,294

Gross margin	75%	72%
Adjusted gross margin	85%	83%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$6,585	$5,001
Less:
Purchase of property and equipment	(63)	(50)
Capitalized costs included in intangible assets	(3,443)	(2,469)
Free cash flow	$3,079	$2,482

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

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Revenue

Revenue increased $3.8 million, or 17%, to $25.8 million for the three months ended March 31, 2026, compared to $22.0 million for the same period in 2025. The increase was driven by volume expansion across the existing customer base, partially offset by the decrease in revenue from new customers.

•
Revenue from existing customers increased $4.6 million, or 24%, to $23.7 million; and
•
Revenue from new customers decreased $0.8 million, or 28%, to $2.1 million.

Revenue from new customers represents total monthly revenue generated from customers during their first six full calendar months of revenue contribution. Revenue from existing customers represents total monthly revenue generated from customers beginning in their seventh full calendar month of revenue contribution.

As of March 31, 2026, our IDI billable customer base increased to 10,422 customers, up from 9,241 customers a year earlier. Our FOREWARN user base increased to 417,680 users, up from 325,336 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.1 million, or 4%, to $3.8 million for the three months ended March 31, 2026, compared to $3.7 million for the same period in 2025.

Our cost of revenue primarily consists of data acquisition costs, which include the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% and 43% of our total data acquisition costs for the three months ended March 31, 2026 and 2025, respectively. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees, and pertinent personnel-related costs and share-based compensation expense.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 15% for the three months ended March 31, 2026, compared to 17% for the same period in 2025. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $0.5 million, or 8%, to $5.9 million for the three months ended March 31, 2026, compared to $5.4 million for the same period in 2025. We continued to invest in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

For the three months ended March 31, 2026 and 2025, sales and marketing expenses consisted primarily of:

•
personnel-related expenses of $4.7 million and $4.6 million, respectively;
•
share-based compensation expense of $0.2 million and $0.2 million, respectively; and
•
advertising, marketing and agency expenses of $0.3 million and $0.2 million, respectively.

General and administrative expenses

General and administrative expenses increased $1.7 million, or 28%, to $7.9 million for the three months ended March 31, 2026, compared to $6.2 million for the same period in 2025. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the three months ended March 31, 2026 and 2025, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $4.0 million and $3.1 million, respectively;
•
share-based compensation expense of $1.8 million and $1.4 million, respectively; and
•
professional fees of $1.5 million and $1.1 million, respectively. Professional fees included $0.3 million and $0, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.2 million, or 10%, to $2.8 million for the three months ended March 31, 2026, compared to $2.6 million for the same period in 2025.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after March 31, 2025.

Interest income

Interest income was $0.3 million for each of the three months ended March 31, 2026 and 2025.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes increased $1.3 million, or 28%, to $5.8 million for the three months ended March 31, 2026, compared to $4.5 million for the same period in 2025.

The increase was primarily driven by:

•
an increase of $3.8 million in revenue,

partially offset by:

•
an increase of $1.0 million in personnel-related expenses;
•
an increase of $0.5 million in share-based compensation expense;
•
an increase of $0.4 million in professional fees; and
•
an increase of $0.2 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $1.4 million for the three months ended March 31, 2026, compared to $1.1 million for the same period in 2025.

The increase in income tax expense was primarily attributable to higher pre-tax income, as the Company’s effective tax rate remained consistent at 24% in both periods.

For additional information, refer to Note 6, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $1.0 million, or 28%, to $4.4 million for the three months ended March 31, 2026, compared to $3.4 million for the same period in 2025, as a result of the foregoing.

Effect of Inflation

While the pace of inflation has shown signs of moderation more recently, macroeconomic uncertainty and higher interest rates have continued to influence business sentiment and spending patterns in certain sectors. These conditions have resulted in — and may continue to contribute to — fluctuations in transaction volumes, pricing dynamics, and operating margins across our services.

In addition, elevated interest rates implemented to curb inflation may reduce demand for credit, which could in turn lead to lower usage of our services by customers in the banking, financial services, and adjacent industries.

Despite these broader market dynamics, inflation has not had a material impact on our financial results to date. Where feasible, we have taken proactive steps to mitigate inflation-related cost increases, including implementing pricing adjustments where permitted under contract terms and competitive conditions.

Liquidity and Capital Resources

Cash flows provided by operating activities

For the three months ended March 31, 2026, net cash provided by operating activities was $6.6 million. This was primarily driven by:

•
net income of $4.4 million;
•
non-cash adjustments totaling $6.1 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $4.0 million, primarily due to an increase in accounts receivable, and a decrease in accrued expenses and other current liabilities, partially offset by the decrease in prepaid expenses and other current assets.

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

Cash flows used in investing activities

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $3.5 million and $2.5 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities

For the three months ended March 31, 2026, net cash used in financing activities was $3.2 million. This was primarily driven by:

•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.5 million; and
•
common stock repurchases totaling $2.7 million, conducted pursuant to our Stock Repurchase Program (as defined below).

The Stock Repurchase Program was originally authorized by the Company's Board of Directors on May 2, 2022, permitting repurchases of our common stock from time to time, which was subsequently amended on each of December 19, 2023, March 28, 2024, and November 3, 2025, bringing the total authorization to $30.0 million.

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

Commitments

As of March 31, 2026, we had material commitments under data licensing agreements and a cloud service agreement totaling $39.8 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements, using available cash on hand and cash flows generated from operations over the next twelve months.

Capital Resources

We reported net income of $4.4 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had total shareholders’ equity of $104.5 million and cash and cash equivalents of $43.5 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended March 31, 2026 pursuant to the Stock Repurchase Program:

Period(1)	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	10,500	$50.08	10,500	$18,136,305
February 1, 2026 - February 28, 2026	42,312	$41.51	42,312	$16,380,007
March 1, 2026 - March 31, 2026	10,688	$39.20	10,688	$15,960,996
Total	63,500	$42.54	63,500
(1)
From April 1, 2026 to April 30, 2026, the Company purchased an additional 9,750 shares at an average price of $37.74 per share pursuant to the Stock Repurchase Program.
(2)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the Company's Board of Directors authorized the Stock Repurchase Program to repurchase the Company's common stock from time to time through open market purchases, privately negotiated transactions or other means, including pursuant to Rule 10b5-1 trading plans, which was subsequently amended on each of December 19, 2023, March 28, 2024, and November 3, 2025, bringing the total authorization to $30.0 million. The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors.

During the three months ended March 31, 2026, 50,000 shares were repurchased through a Rule 10b5-1 plan, and the remaining were made in open-market transactions outside of any Rule 10b5-1 trading plan. Such repurchases were made in accordance with the limitations set forth in Rule 10b-18 and applicable securities laws.

Since the inception of the Stock Repurchase Program and through April 30, 2026, the Company has purchased a total of $14.4 million of common stock at an average price of $22.79 per share.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts mentioned above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter ended March 31, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Third Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and Derek Dubner.	8-K	001-38407	10.1	January 13, 2026
10.2+	Third Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and James Reilly.	8-K	001-38407	10.2	January 13, 2026
10.3+	Third Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and Daniel MacLachlan.	8-K	001-38407	10.3	January 13, 2026
10.4+	Fourth Amendment to Employment Agreement dated January 9, 2026 by and between Red Violet, Inc. and Jeffrey Dell.	8-K	001-38407	10.4	January 13, 2026
10.5+**	Form of Performance-Based Restrictive Stock Unit Agreement.	10-K	001-38407	10.27	March 4, 2026
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

** Certain portions of this exhibit (indicated by “***”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2026		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)