Form 10-Q
period 2026-06-30
Red Violet, Inc.
filed 2026-08-10
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 7, 2026, the registrant had 16,046,975 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$49,972	$43,557
Accounts receivable, net of allowance for doubtful accounts of $145 and $231 as of June 30, 2026 and December 31, 2025, respectively	12,904	10,697
Prepaid expenses and other current assets	2,359	2,281
Total current assets	65,235	56,535
Property and equipment, net	914	882
Intangible assets, net	41,196	39,264
Goodwill	5,227	5,227
Right-of-use assets	2,311	2,570
Deferred tax assets	4,618	6,585
Other noncurrent assets	847	949
Total assets	$120,348	$112,012
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,489	$1,977
Accrued expenses and other current liabilities	2,882	4,469
Current portion of operating lease liabilities	428	396
Deferred revenue	1,195	1,028
Total current liabilities	5,994	7,870
Noncurrent operating lease liabilities	2,219	2,396
Other noncurrent liabilities	523	820
Total liabilities	8,736	11,086
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of June 30, 2026 and December 31, 2025	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 14,114,395 and 14,151,350 shares issued and outstanding, as of June 30, 2026 and December 31, 2025	14	14
Additional paid-in capital	89,966	88,628
Retained earnings	21,632	12,284
Total shareholders' equity	111,612	100,926
Total liabilities and shareholders' equity	$120,348	$112,012

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$26,718	$21,774	$52,548	$43,777
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	3,818	3,501	7,637	7,162
Sales and marketing expenses	5,750	5,622	11,608	11,029
General and administrative expenses	8,268	7,253	16,167	13,427
Depreciation and amortization	2,787	2,647	5,597	5,197
Total costs and expenses	20,623	19,023	41,009	36,815
Income from operations	6,095	2,751	11,539	6,962
Interest income	394	339	738	647
Income before income taxes	6,489	3,090	12,277	7,609
Income tax expense	1,529	404	2,929	1,483
Net income	$4,960	$2,686	$9,348	$6,126
Earnings per share:
Basic	$0.35	$0.19	$0.66	$0.44
Diluted	$0.34	$0.18	$0.65	$0.42
Weighted average shares outstanding:
Basic	14,175,312	14,018,629	14,184,951	14,008,385
Diluted	14,464,461	14,553,282	14,436,339	14,528,789

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional
	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	Total
Balance at March 31, 2025	13,950,797	$14	-	$-	$89,264	$2,570	$91,848
Vesting of restricted stock units	38,617	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(12,573)	(525)	-	-	(525)
Retirement of treasury stock	(12,573)	-	12,573	525	(525)	-	-
Share-based compensation	-	-	-	-	2,197	-	2,197
Net income	-	-	-	-	-	2,686	2,686
Balance at June 30, 2025	13,976,841	$14	-	$-	$90,936	$5,256	$96,206

Balance at March 31, 2026	14,112,391	$14	(500)	$(17)	$87,859	$16,672	$104,528
Vesting of restricted stock units	18,810	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(5,306)	(216)	-	-	(216)
Common stock repurchased	-	-	(11,000)	(418)	-	-	(418)
Retirement of treasury stock	(16,806)	-	16,806	651	(651)	-	-
Share-based compensation	-	-	-	-	2,758	-	2,758
Net income	-	-	-	-	-	4,960	4,960
Balance at June 30, 2026	14,114,395	$14	-	$-	$89,966	$21,632	$111,612

	Common stock		Treasury stock		Additional	Retained earnings
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	Total
Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$86,632
Vesting of restricted stock units	58,117	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(17,605)	(727)	-	-	(727)
Retirement of treasury stock	(17,605)	-	17,605	727	(727)	-	-
Share-based compensation	-	-	-	-	4,175	-	4,175
Net income	-	-	-	-	-	6,126	6,126
Balance at June 30, 2025	13,976,841	$14	-	$-	$90,936	$5,256	$96,206

Balance at December 31, 2025	14,151,350	$14	-	$-	$88,628	$12,284	$100,926
Vesting of restricted stock units	53,469	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(15,924)	(714)	-	-	(714)
Common stock repurchased	-	-	(74,500)	(3,122)	-	-	(3,122)
Retirement of treasury stock	(90,424)	-	90,424	3,836	(3,836)	-	-
Share-based compensation	-	-	-	-	5,174	-	5,174
Net income	-	-	-	-	-	9,348	9,348
Balance at June 30, 2026	14,114,395	$14	-	$-	$89,966	$21,632	$111,612

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,348	$6,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,597	5,197
Share-based compensation expense	4,286	3,423
Write-off of long-lived assets	1	2
Provision for bad debts	367	274
Noncash lease expenses	259	257
Deferred income tax expense	1,967	1,187
Changes in assets and liabilities:
Accounts receivable	(2,574)	(2,024)
Prepaid expenses and other current assets	(78)	(510)
Other noncurrent assets	102	(162)
Accounts payable	(488)	(293)
Accrued expenses and other current liabilities	(1,587)	(863)
Deferred revenue	167	94
Operating lease liabilities	(145)	(220)
Net cash provided by operating activities	17,222	12,488
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(168)	(252)
Capitalized costs included in intangible assets	(6,803)	(4,984)
Net cash used in investing activities	(6,971)	(5,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of vesting of restricted stock units	(714)	(727)
Repurchases of common stock	(3,122)	-
Dividend payable	-	(4,181)
Net cash used in financing activities	(3,836)	(4,908)
Net increase in cash and cash equivalents	$6,415	$2,344
Cash and cash equivalents at beginning of period	43,557	36,504
Cash and cash equivalents at end of period	$49,972	$38,848
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$531	$681
Share-based compensation capitalized in intangible assets	$888	$752
Retirement of treasury stock	$3,836	$727
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$1,153

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

The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 4, 2026 (the “2025 Form 10-K”).

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date included in the 2025 Form 10-K, but does not include all disclosures required by US GAAP.

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

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The ASU clarifies, corrects and makes minor improvements to various provisions of the Accounting Standards Codification. Among other amendments, the ASU clarifies that, upon the formal or constructive retirement of treasury stock, the excess of the repurchase price over par value may be recognized entirely as a deduction from additional paid-in capital, provided that additional paid-in capital does not become negative. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on its condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income	$4,960	$2,686	$9,348	$6,126
Denominator:
Weighted average shares outstanding:
Basic	14,175,312	14,018,629	14,184,951	14,008,385
Diluted(1)	14,464,461	14,553,282	14,436,339	14,528,789
Earnings per share:
Basic	$0.35	$0.19	$0.66	$0.44
Diluted	$0.34	$0.18	$0.65	$0.42

(1)
For the three and six months ended June 30, 2026 and 2025, diluted weighted average shares outstanding reflect the dilutive effect of certain unvested restricted stock units ("RSUs").

3. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		June 30, 2026			December 31, 2025
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$93,155	$(54,082)	$39,073	$85,843	$(48,704)	$37,139
Acquired intangible assets	10 years	2,364	(241)	2,123	2,282	(157)	2,125
Total		$95,519	$(54,323)	$41,196	$88,125	$(48,861)	$39,264

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

Amortization expenses of $2,716 and $2,595 for the three months ended June 30, 2026 and 2025, respectively, and $5,462 and $5,095 for the six months ended June 30, 2026 and 2025, respectively, were included in depreciation and amortization expense. As of June 30, 2026, intangible assets of $7,790, included in the gross carrying amounts of intangible assets, have not yet commenced amortization, as they are not ready for their intended use.

The Company capitalized costs of intangible assets of $3,733 and $2,784 during the three months ended June 30, 2026 and 2025, respectively, and $7,394 and $6,775 during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, estimated amortization expense related to the Company’s intangible assets for the remainder of 2026 through 2031 and thereafter is as follows:

(In thousands)
Year	June 30, 2026
Remainder of 2026	$5,564
2027	10,832
2028	8,468
2029	6,505
2030	4,461
2031 and thereafter	5,366
Total	$41,196

4. Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“Topic 606”). Under this standard, revenue is recognized when control of goods or services is transferred to the Company’s customers, in an amount that reﬂects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s performance obligation is to provide on-demand information and identity intelligence solutions to its customers by leveraging its proprietary technology and applying machine learning and advanced analytics to its massive data repository. The pricing for the customer contracts is based on usage, a monthly fee, or a combination of both.

Permitted under Topic 606, the Company has applied the portfolio approach practical expedient in accounting for customer revenue as one collective group, rather than individual contracts. Based on the Company’s historical knowledge of the contracts contained in this portfolio and the similar nature and characteristics of the customers, the Company has concluded the financial statement effects are not materially different than if accounting for revenue on a contract-by-contract basis.

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, permitted under Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of June 30, 2026, the current and noncurrent portions of unbilled accounts receivable of $1,296 and $777, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2025, the current and noncurrent portions of unbilled accounts receivable of $1,137 and $880, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For each of the three months ended June 30, 2026 and 2025, 77% of total revenue was attributable to customers with pricing contracts, versus 23% attributable to transactional customers. For each of the six months ended June 30, 2026 and 2025, 76% of total revenue was attributable to customers with pricing contracts, versus 24% attributable to transactional customers. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of June 30, 2026 and December 31, 2025, the balance of deferred revenue was $1,195 and $1,028, respectively, all of which is expected to be recognized as revenue in the next 12 months. In relation to the deferred revenue balance as of December 31, 2025, $287 and $727 were recognized as revenue during the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, $23,770 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $7,032 of revenue will be recognized in the remainder of 2026, $10,300 in 2027, $4,144 in 2028, $1,625 in 2029, $370 in 2030, and $299 in 2031 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

5. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of June 30, 2026 was more likely than not.

The Company’s effective income tax rate was 24% and 13% for the three months ended June 30, 2026 and 2025, respectively, and 24% and 19% for the six months ended June 30, 2026 and 2025, respectively, differing from the U.S. federal statutory rate of 21%.

For the three and six months ended June 30, 2026, the effective income tax rates were higher than the statutory rate, primarily driven by state income taxes and nondeductible expenses, partially offset by research and development tax credits and excess tax benefits related to share-based compensation. In contrast, for the three and six months ended June 30, 2025, the effective income tax rates were lower than the statutory rate, primarily attributable to the research and development tax credits and excess tax benefits related to share-based compensation, partially offset by state income taxes and nondeductible expenses.

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

The Company does not have any material unrecognized tax benefits as of June 30, 2026 and December 31, 2025.

6. Shareholders' equity

Common stock and treasury stock

As of June 30, 2026 and December 31, 2025, the number of issued shares of common stock was 14,114,395 and 14,151,350, respectively. The Company held no shares of treasury stock as of either date. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
An aggregate of 53,469 shares of common stock were issued as a result of the vesting of RSUs, of which, 15,924 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $714. All 15,924 shares of treasury stock were retired during the six months ended June 30, 2026.
•
During the six months ended June 30, 2026, the Company repurchased 74,500 shares of common stock under the Stock Repurchase Program, as defined below, which was reflected in treasury stock, with a cost of $3,122. All 74,500 shares of treasury stock were retired during the six months ended June 30, 2026.

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

7. Share-based compensation

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

As of June 30, 2026, there were 1,583,202 shares of common stock available for future issuance under the 2018 Plan.

To date, all share-based awards granted under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest upon the satisfaction of either service-based vesting conditions or both service-based and performance-based vesting conditions.

Service-based vesting conditions are generally satisfied over periods ranging from one to four years with annual vesting. Unvested activity related to RSUs subject solely to service-based vesting conditions for the six months ended June 30, 2026 was as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	654,227	$34.41
Granted(1)	60,641	$44.79
Vested and delivered	(37,545)	$25.24
Withheld as treasury stock(2)	(15,924)	$25.78
Forfeited	(22,191)	$32.73
Unvested as of June 30, 2026	639,208	$36.21

(1)
During the six months ended June 30, 2026, the Company granted an aggregate of 60,641 RSUs to certain employees and directors, and a consultant, at grant date fair values ranging from $42.39 to $54.09 per share, with vesting periods ranging generally from one to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 6, "Shareholders' equity" for details.

As of June 30, 2026, unrecognized share-based compensation expense associated with the granted RSUs subject solely to service-based vesting conditions amounted to $16,846, which is expected to be recognized over a remaining weighted average period of 2.1 years.

Performance-based awards

In addition to RSUs subject solely to service-based vesting conditions as described above, all RSUs granted by the Company that are subject to performance-based vesting conditions also carry service-based vesting conditions. Unvested activity related to RSUs subject to both service-based and performance-based vesting conditions for the six months ended June 30, 2026 was as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	115,000	$18.30
Granted	862,690	$52.23
Vested not delivered	(20,000)	$18.30
Unvested as of June 30, 2026	957,690	$48.86

On March 18, 2024, the Company granted 130,000 RSUs to one non-executive employee, subject to both service-based and performance-based vesting conditions, with a grant-date fair value of $18.30 per share. The RSUs vest upon the achievement of specified revenue targets for a portion of the Company's business on or prior to December 31, 2030 (the "2024 Performance Criteria"). As of December 31, 2025, 15,000 RSUs had vested and been delivered. Of the remaining 115,000 unvested RSUs included in "Unvested as of December 31, 2025" in the table above, achievement of the applicable performance conditions for 45,000 RSUs was considered probable. During the six months ended June 30, 2026, 20,000 of these RSUs vested but had not yet been delivered, and the Company determined that achievement of performance conditions applicable to an additional 35,000 RSUs had become probable. Accordingly, as of June 30, 2026, 60,000 RSUs remained probable of achievement but unvested. No share-based compensation expense has been recognized for the remaining 35,000 unvested RSUs because achievement of the applicable performance conditions was not considered probable as of June 30, 2026.

On January 9, 2026, the Company granted an aggregate of 832,690 RSUs to certain key executive officers under the 2018 Plan, subject to both service-based and performance-based vesting conditions, with a grant-date fair value of $52.77 per share. The awards vest upon achievement of specified revenue and adjusted EBITDA margin targets over a trailing twelve-month period on or prior to March 31, 2030 (the "2026 Performance Criteria"). Each recipient received three awards of increasing size tied to progressively higher revenue thresholds, subject to a consistent adjusted EBITDA margin requirement. In the event of a change of control, portions of the awards may vest based on enterprise value at the time of the transaction. Compensation expense for these awards will be recognized if and when the performance conditions are determined to be probable of achievement. No share-based compensation expense related to these awards has been recognized because, as of June 30, 2026, achievement of the 2026 Performance Criteria was not considered probable.

On April 7, 2026, the Company granted 30,000 RSUs to one non-executive employee, subject to both service-based and performance-based vesting conditions, with a grant-date fair value of $37.23 per share. The award vests in increments upon the achievement of specified qualifying acquisitions on or prior to March 2, 2029 (the "2026 Acquisition Performance Criteria"). No share-based compensation expense related to this award has been recognized because, as of June 30, 2026, achievement of the 2026 Acquisition Performance Criteria was not considered probable.

As of June 30, 2026 and December 31, 2025, the number of unvested RSUs subject to both service-based and performance-based vesting conditions that were considered probable of achievement was 60,000 and 45,000, respectively.

As of June 30, 2026, the unrecognized share-based compensation expense associated with the granted RSUs subject to both service-based and performance-based vesting conditions amounted to $46,843. For awards probable of achievement, the unrecognized share-based compensation expense amounted to $504, which is expected to be recognized over a remaining weighted average period of 2.8 years.

Summary of share-based compensation

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue (exclusive of depreciation and amortization)	$14	$-	$29	$-
Sales and marketing expenses	147	193	375	388
General and administrative expenses	2,075	1,634	3,882	3,035
Share-based compensation expense	2,236	1,827	4,286	3,423
Capitalized in intangible assets	522	370	888	752
Total	$2,758	$2,197	$5,174	$4,175

8. Leases

The Company leases its corporate headquarters of 21,020 rentable square feet in accordance with a non-cancellable operating lease agreement as amended and effective in January 2017, and the Company entered into a further amendment on September 20, 2023 to exercise the extension option for an additional 60 months through June 30, 2029, with an option to further extend for an additional 60 months. The Company also leased an additional office space of 6,003 rentable square feet for its Seattle office in accordance with a non-cancellable operating lease agreement that expired in March 2025. The extension options of such agreements were not included in the determination of the lease terms. On December 20, 2024, the Company entered into a non-cancellable 80-month operating lease agreement for its new Seattle office space of 6,709 rentable square feet, with the lease commencement date on May 1, 2025 (the "New Seattle Lease").

For the three and six months ended June 30, 2026 and 2025, a summary of the Company’s lease information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Lease cost:
Operating lease costs	$184	$166	$369	$360
Other information:
Cash paid for operating leases	$128	$148	$256	$349
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$-	$1,153	$-	$1,153

(1)
The New Seattle Lease resulted in the recognition of $1,153 in right-of-use assets obtained in exchange for operating lease liabilities as of May 1, 2025. The Company applied a 6.0% discount rate, its estimated incremental borrowing rate for similar secured assets, to determine the present value of the lease payments, as the implicit rate in the lease is not readily determinable. The discount rate was based on information available as of the lease commencement date.

As of June 30, 2026 and December 31, 2025, the weighted average remaining operating lease term was 4.2 years and 4.6 years, respectively, and the weighted average discount rate used to measure the operating lease liabilities was 8.09% and 8.23%, respectively.

As of June 30, 2026, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	June 30, 2026
Remainder of 2026	$263
2027	737
2028	859
2029	596
2030	327
2031	336
Total maturities	$3,118
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$428
Noncurrent operating lease liabilities	2,219
Total operating lease liabilities	$2,647
Difference between the maturities and related present value of operating lease liabilities	$471

9. Segment information

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

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue	$26,718	$21,774	$52,548	$43,777
Less:
Cost of revenue (exclusive of depreciation and amortization)(1)	3,818	3,501	7,637	7,162
Personnel-related expenses	8,635	8,024	17,247	15,717
Advertising, marketing and agency expenses	363	287	686	511
Provision for bad debts	218	212	367	274
Share-based compensation expense	2,222	1,827	4,257	3,423
Occupancy expenses	280	265	564	571
Professional fees(2)	1,403	1,560	2,952	2,611
Other segment items(3)	897	700	1,702	1,349
Depreciation and amortization	2,787	2,647	5,597	5,197
Interest income	(394)	(339)	(738)	(647)
Income tax expense	1,529	404	2,929	1,483
Segment net income	$4,960	$2,686	$9,348	$6,126
Consolidated net income	$4,960	$2,686	$9,348	$6,126

(1) Cost of revenue (exclusive of depreciation and amortization) includes certain personnel-related expenses and share-based compensation expense, which are not included in the related line items below.

(2) Professional fees for the three and six months ended June 30, 2026 included $49 and $308, respectively, of acquisition-related costs incurred in connection with due diligence of potential strategic targets. Comparable acquisition-related costs were $370 for each of the three and six months ended June 30, 2025.

(3) Other segment items include primarily travel and entertainment, write-off of long-lived assets, and other selling, general and administrative expenses.

10. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs, included within cost of revenue (exclusive of depreciation and amortization), of $2,443 and $2,417 for the three months ended June 30, 2026 and 2025, respectively, and $4,882 and $4,959 for the six months ended June 30, 2026 and 2025, respectively, under certain data licensing agreements.

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

As of June 30, 2026, the total material capital commitments under certain data licensing agreements and the cloud service agreement amounted to $35,498, shown as follows:

(In thousands)
Year	June 30, 2026
Remainder of 2026	$4,530
2027	8,260
2028	7,694
2029	7,605
2030	5,858
2031	1,551
Total	$35,498

(b) Contingencies

Other than as described below, the Company is not currently a party to any legal proceeding, investigation or claim which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition, results of operations, or cash flows. Legal fees associated with such legal proceedings are expensed as incurred. The Company reviews legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance, including ASC 450, when making accrual and disclosure decisions. The Company establishes accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. The Company does not record liabilities when the likelihood that the loss has been incurred is probable, but the amount cannot be reasonably estimated.

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

11. Subsequent events

On August 5, 2026, the Company entered into an underwriting agreement with Raymond James & Associates, Inc. and Needham & Company, LLC, as representatives of the several underwriters (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 1,666,667 shares of its common stock. The Company also granted the Underwriters a 30-day option to purchase up to an additional 250,000 shares, which the Underwriters exercised in full on August 6, 2026, resulting in the issuance and sale of an aggregate of 1,916,667 shares.

On August 7, 2026, the Company closed the Offering at a public offering price of $60.00 per share. The shares were issued under the Company’s effective shelf registration statement on Form S-3. Net proceeds to the Company were approximately $108.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds for working capital and general corporate purposes, including potential strategic acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 4, 2026 (the “2025 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the "SEC"). We do not undertake any obligation to update forward-looking statements, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of June 30, 2026 and 2025, IDI had 10,869 and 9,549 billable customers, respectively, and FOREWARN had 443,173 and 346,671 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions; however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For each of the three months ended June 30, 2026 and 2025, 77% of total revenue was attributable to customers with pricing contracts, versus 23% attributable to transactional customers. For each of the six months ended June 30, 2026 and 2025, 76% of total revenue was attributable to customers with pricing contracts, versus 24% attributable to transactional customers.

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

For additional information, please refer to our 2025 Form 10-K. There have been no material changes to Critical Accounting Policies and Estimates disclosed in our 2025 Form 10-K.

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Second Quarter Financial Results

For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:

•
Total revenue increased 23% to $26.7 million.
•
Gross profit increased 29% to $20.2 million. Gross margin increased to 76% from 72%.
•
Adjusted gross profit increased 25% to $22.9 million. Adjusted gross margin increased to 86% from 84%.
•
Net income increased 85% to $5.0 million, which resulted in earnings of $0.35 and $0.34 per basic and diluted share, respectively. Net income margin increased to 19% from 12%.
•
Adjusted EBITDA increased 48% to $11.2 million. Adjusted EBITDA margin increased to 42% from 35%.
•
Adjusted net income increased 58% to $7.2 million, which resulted in adjusted earnings of $0.51 and $0.50 per basic and diluted share, respectively.
•
Net cash provided by operating activities increased 42% to $10.6 million.
•
Cash and cash equivalents were $50.0 million as of June 30, 2026.

Second Quarter and Recent Business Highlights

•
Announced the August 2026 closing of an underwritten public offering of 1,916,667 shares of common stock, including 250,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option, providing net proceeds of approximately $109.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including potential strategic acquisitions.
•
Added 447 customers to IDI during the second quarter, ending the quarter with 10,869 customers.
•
Added 25,493 users to FOREWARN during the second quarter, ending the quarter with 443,173 users. 660 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.
•
Purchased 74,500 shares of the Company’s common stock year to date through June 30, 2026, at an average price of $41.87 per share pursuant to the Company’s Stock Repurchase Program. As of June 30, 2026, the Company had $15.5 million remaining under the Stock Repurchase Program.

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

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$4,960	$2,686	$9,348	$6,126
Interest income	(394)	(339)	(738)	(647)
Income tax expense	1,529	404	2,929	1,483
Depreciation and amortization	2,787	2,647	5,597	5,197
Share-based compensation expense	2,236	1,827	4,286	3,423
Acquisition-related costs	49	370	308	370
Litigation costs	81	4	185	13
Write-off of long-lived assets	-	1	1	3
Adjusted EBITDA	$11,248	$7,600	$21,916	$15,968
Revenue	$26,718	$21,774	$52,548	$43,777

Net income margin	19%	12%	18%	14%
Adjusted EBITDA margin	42%	35%	42%	36%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Net income	$4,960	$2,686	$9,348	$6,126
Share-based compensation expense	2,236	1,827	4,286	3,423
Amortization of share-based compensation capitalized in intangible assets	406	413	820	822
Acquisition-related costs	49	370	308	370
Litigation costs	81	4	185	13
Write-off of long-lived assets	-	1	1	3
Tax effect of adjustments(1)	(562)	(759)	(1,183)	(1,106)
Adjusted net income	$7,170	$4,542	$13,765	$9,651
Earnings per share:
Basic	$0.35	$0.19	$0.66	$0.44
Diluted	$0.34	$0.18	$0.65	$0.42
Adjusted earnings per share:
Basic	$0.51	$0.32	$0.97	$0.69
Diluted	$0.50	$0.31	$0.95	$0.66
Weighted average shares outstanding:
Basic	14,175,312	14,018,629	14,184,951	14,008,385
Diluted	14,464,461	14,553,282	14,436,339	14,528,789

(1) The tax effect of adjustments is calculated using the expected combined federal and state statutory tax rate, which was approximately 26.00% for each of the three and six months ended June 30, 2026 and 2025. The resulting tax effect may differ from applying such rate to total adjustments due to the tax treatment of certain items. Beginning with the 2025 Form 10-K, we updated the methodology for determining the income tax effects of adjustments in calculating non-GAAP adjusted net income. Prior-period amounts have been revised to conform to the current methodology and presentation. These revisions did not affect our previously reported GAAP financial statements.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue	$26,718	$21,774	$52,548	$43,777
Cost of revenue (exclusive of depreciation and amortization)	(3,818)	(3,501)	(7,637)	(7,162)
Depreciation and amortization related to cost of revenue	(2,716)	(2,595)	(5,462)	(5,095)
Gross profit	20,184	15,678	39,449	31,520
Depreciation and amortization of certain intangible assets(1)	2,669	2,560	5,378	5,012
Adjusted gross profit	$22,853	$18,238	$44,827	$36,532

Gross margin	76%	72%	75%	72%
Adjusted gross margin	86%	84%	85%	83%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$10,637	$7,487	$17,222	$12,488
Less:
Purchase of property and equipment	(105)	(202)	(168)	(252)
Capitalized costs included in intangible assets	(3,360)	(2,515)	(6,803)	(4,984)
Free cash flow	$7,172	$4,770	$10,251	$7,252

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

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Revenue

Revenue increased $4.9 million, or 23%, to $26.7 million for the three months ended June 30, 2026, compared to $21.8 million for the same period in 2025. The increase was driven by strong onboarding of new customers and volume expansion across the existing customer base.

•
Revenue from new customers increased $0.5 million, or 36%, to $2.0 million; and
•
Revenue from existing customers increased $4.4 million, or 22%, to $24.7 million.

Revenue from new customers represents total monthly revenue generated from customers during their first six full calendar months of revenue contribution. Revenue from existing customers represents total monthly revenue generated from customers beginning in their seventh full calendar month of revenue contribution.

As of June 30, 2026, our IDI billable customer base increased to 10,869 customers, up from 9,549 customers a year earlier. Our FOREWARN user base increased to 443,173 users, up from 346,671 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.3 million, or 9%, to $3.8 million for the three months ended June 30, 2026, compared to $3.5 million for the same period in 2025.

Our cost of revenue primarily consists of data acquisition costs, which include the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% of our total data acquisition costs for each of the three months ended June 30, 2026 and 2025. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees, and pertinent personnel-related costs and share-based compensation expense.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 14% for the three months ended June 30, 2026, compared to 16% for the same period in 2025. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $0.2 million, or 2%, to $5.8 million for the three months ended June 30, 2026, compared to $5.6 million for the same period in 2025. We continued to invest in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

For the three months ended June 30, 2026 and 2025, sales and marketing expenses consisted primarily of:

•
personnel-related expenses of $4.5 million and $4.5 million, respectively;
•
share-based compensation expense of $0.1 million and $0.2 million, respectively; and
•
advertising, marketing and agency expenses of $0.4 million and $0.3 million, respectively.

General and administrative expenses

General and administrative expenses increased $1.0 million, or 14%, to $8.3 million for the three months ended June 30, 2026, compared to $7.3 million for the same period in 2025. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the three months ended June 30, 2026 and 2025, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $4.1 million and $3.5 million, respectively;
•
share-based compensation expense of $2.1 million and $1.6 million, respectively; and
•
professional fees of $1.4 million and $1.6 million, respectively. Professional fees included $0.05 million and $0.4 million, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.2 million, or 5%, to $2.8 million for the three months ended June 30, 2026, compared to $2.6 million for the same period in 2025.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after June 30, 2025.

Interest income

Interest income increased $0.1 million, or 16%, to $0.4 million for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes increased $3.4 million, or 110%, to $6.5 million for the three months ended June 30, 2026, compared to $3.1 million for the same period in 2025.

The increase was primarily driven by:

•
an increase of $4.9 million in revenue,

partially offset by:

•
an increase of $0.3 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $0.7 million in personnel-related expenses;
•
an increase of $0.4 million in share-based compensation expense; and
•
an increase of $0.2 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $1.5 million for the three months ended June 30, 2026, compared to $0.4 million for the same period in 2025.

The increase in income tax expense was primarily attributable to higher pre-tax income and the increase in the Company’s effective tax rate to 24% for the three months ended June 30, 2026 from 13% for the same period in 2025.

For additional information, refer to Note 5, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $2.3 million, or 85%, to $5.0 million for the three months ended June 30, 2026, compared to $2.7 million for the same period in 2025, as a result of the foregoing.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Revenue

Revenue increased $8.7 million, or 20%, to $52.5 million for the six months ended June 30, 2026, compared to $43.8 million for the same period in 2025. The increase was driven by volume expansion across the existing customer base, partially offset by the decrease in revenue from new customers.

•
Revenue from existing customers increased $9.0 million, or 23%, to $48.4 million; and
•
Revenue from new customers decreased $0.3 million, or 7%, to $4.1 million.

Revenue from new customers represents total monthly revenue generated from customers during their first six full calendar months of revenue contribution. Revenue from existing customers represents total monthly revenue generated from customers beginning in their seventh full calendar month of revenue contribution.

As of June 30, 2026, our IDI billable customer base increased to 10,869 customers, up from 9,549 customers a year earlier. Our FOREWARN user base increased to 443,173 users, up from 346,671 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.4 million, or 7%, to $7.6 million for the six months ended June 30, 2026, compared to $7.2 million for the same period in 2025.

Our cost of revenue primarily consists of data acquisition costs, which include the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 46% and 45% of our total data acquisition costs for the six months ended June 30, 2026 and 2025, respectively. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees, and pertinent personnel-related costs and share-based compensation expense.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 15% for the six months ended June 30, 2026, compared to 16% for the same period in 2025. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $0.6 million, or 5%, to $11.6 million for the six months ended June 30, 2026, compared to $11.0 million for the same period in 2025. We continued to invest in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

For the six months ended June 30, 2026 and 2025, sales and marketing expenses consisted primarily of:

•
personnel-related expenses of $9.1 million and $9.1 million, respectively;
•
share-based compensation expense of $0.4 million and $0.4 million, respectively; and
•
advertising, marketing and agency expenses of $0.7 million and $0.5 million, respectively.

General and administrative expenses

General and administrative expenses increased $2.8 million, or 20%, to $16.2 million for the six months ended June 30, 2026, compared to $13.4 million for the same period in 2025. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business.

For the six months ended June 30, 2026 and 2025, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $8.1 million and $6.6 million, respectively;
•
share-based compensation expense of $3.9 million and $3.0 million, respectively; and
•
professional fees of $3.0 million and $2.6 million, respectively. Professional fees included $0.3 million and $0.4 million, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.4 million, or 8%, to $5.6 million for the six months ended June 30, 2026, compared to $5.2 million for the same period in 2025.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after June 30, 2025.

Interest income

Interest income increased $0.1 million, or 14%, to $0.7 million for the six months ended June 30, 2026, compared to $0.6 million for the six months ended June 30, 2025.

The interest income was primarily attributable to yields on money market fund investments.

Income before income taxes

Income before income taxes increased $4.7 million, or 61%, to $12.3 million for the six months ended June 30, 2026, compared to $7.6 million for the same period in 2025.

The increase was primarily driven by:

•
an increase of $8.7 million in revenue,

partially offset by:

•
an increase of $0.4 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $1.9 million in personnel-related expenses;
•
an increase of $0.9 million in share-based compensation expense;
•
an increase of $0.4 million in professional fees; and
•
an increase of $0.4 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $2.9 million for the six months ended June 30, 2026, compared to $1.5 million for the same period in 2025.

The increase in income tax expense was primarily attributable to higher pre-tax income and the increase in the Company’s effective tax rate to 24% for the six months ended June 30, 2026 from 19% for the same period in 2025.

For additional information, refer to Note 5, “Income taxes,” in the “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $3.2 million, or 53%, to $9.3 million for the six months ended June 30, 2026, compared to $6.1 million for the same period in 2025, as a result of the foregoing.

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

Liquidity and Capital Resources

Cash flows provided by operating activities

For the six months ended June 30, 2026, net cash provided by operating activities was $17.2 million. This was primarily driven by:

•
net income of $9.3 million;
•
non-cash adjustments totaling $12.5 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $4.6 million, primarily due to an increase in accounts receivable, and a decrease in accounts payable, and accrued expenses and other current liabilities.

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

Cash flows used in investing activities

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was $7.0 million and $5.2 million, respectively, primarily as a result of capitalized costs included in intangible assets.

Cash flows used in financing activities

For the six months ended June 30, 2026, net cash used in financing activities was $3.8 million. This was primarily driven by:

•
taxes paid in connection with the net share settlement of vesting RSUs totaling $0.7 million; and
•
common stock repurchases totaling $3.1 million, conducted pursuant to our Stock Repurchase Program (as defined below).

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

Commitments

As of June 30, 2026, we had material commitments under data licensing agreements and a cloud service agreement totaling $35.5 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements, using available cash on hand and cash flows generated from operations over the next twelve months.

Capital Resources

We reported net income of $5.0 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and $9.3 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had total shareholders’ equity of $111.6 million and cash and cash equivalents of $50.0 million. Also, in August 2026, we closed an underwritten public offering of our common stock with net proceeds to us of approximately $108.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. See Note 11, “Subsequent events,” in “Notes to Condensed Consolidated Financial Statements” for additional information on the offering.

Based on our projected growth in revenue and operating results over the next twelve months, and the available cash on hand, we believe that our existing resources will be sufficient to fund operations and expected capital expenditures for at least the next twelve months.

While we anticipate continuing to fund our business through internally generated cash flows, future capital needs may arise based on the pace of revenue growth, investment in technology, or strategic initiatives, including potential acquisitions. In such cases, we may seek to raise additional capital through the issuance of equity and/or debt securities. However, any such financing, if available, could result in dilution to existing stockholders and may involve terms that are not favorable to the Company.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 10, “Commitments and contingencies,” included in “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information relating to the Company's repurchase of common stock during the three months ended June 30, 2026 pursuant to the Stock Repurchase Program:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	9,750	$37.74	9,750	$15,593,021
May 1, 2026 - May 31, 2026	1,250	$40.02	1,250	$15,543,002
June 1, 2026 - June 30, 2026	-	$-	-	$15,543,002
Total	11,000	$38.00	11,000

(1)
Exclusive of commission fees incurred in relation to the repurchase of common stock.

On May 2, 2022, the Company's Board of Directors authorized the Stock Repurchase Program to repurchase the Company's common stock from time to time through open market purchases, privately negotiated transactions or other means, including pursuant to Rule 10b5-1 trading plans, which was subsequently amended on each of December 19, 2023, March 28, 2024, and November 3, 2025, bringing the total authorization to $30.0 million. The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time at the discretion of the Company's Board of Directors.

During the three months ended June 30, 2026, the Company repurchased 11,000 shares of its common stock under the Stock Repurchase Program, pursuant to a Rule 10b5-1 trading plan. Such repurchases were made in accordance with the limitations set forth in Rule 10b-18 and applicable securities laws.

Since the inception of the Stock Repurchase Program and through June 30, 2026, the Company has purchased a total of $14.5 million of common stock at an average price of $22.82 per share.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts mentioned above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter ended June 30, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1+	Form of Director RSU Agreement.					X
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

August 10, 2026		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)