Form 10-Q
period 2026-09-30
Red Violet, Inc.
filed 2026-11-04
CIK 1720116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 30, 2026, the registrant had 16,051,137 shares of common stock outstanding.

RED VIOLET, INC.

TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION

Unless otherwise indicated or required by the context, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “red violet,” or the “Company,” refer to Red Violet, Inc. and its consolidated subsidiaries.

Item 1. Financial Statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$68,058	$43,557
Short-term investments	36,286	-
Accounts receivable, net of allowance for doubtful accounts of $239 and $231 as of September 30, 2026 and December 31, 2025, respectively	13,626	10,697
Prepaid expenses and other current assets	3,677	2,281
Total current assets	121,647	56,535
Long-term investments	61,320	-
Property and equipment, net	926	882
Intangible assets, net	43,073	39,264
Goodwill	5,227	5,227
Right-of-use assets	2,179	2,570
Deferred tax assets	2,918	6,585
Other noncurrent assets	658	949
Total assets	$237,948	$112,012
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$2,638	$1,977
Accrued expenses and other current liabilities	2,746	4,469
Current portion of operating lease liabilities	487	396
Deferred revenue	1,634	1,028
Total current liabilities	7,505	7,870
Noncurrent operating lease liabilities	2,080	2,396
Other noncurrent liabilities	796	820
Total liabilities	10,381	11,086
Shareholders' equity:
Preferred stock—$0.001 par value, 10,000,000 shares authorized, and 0 shares issued and outstanding, as of September 30, 2026 and December 31, 2025	-	-
Common stock—$0.001 par value, 200,000,000 shares authorized, 16,050,406 and 14,151,350 shares issued and outstanding, as of September 30, 2026 and December 31, 2025	16	14
Additional paid-in capital	200,826	88,628
Retained earnings	27,077	12,284
Accumulated other comprehensive loss	(352)	-
Total shareholders' equity	227,567	100,926
Total liabilities and shareholders' equity	$237,948	$112,012

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$27,751	$23,083	$80,299	$66,860
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization)	4,018	3,622	11,655	10,784
Sales and marketing expenses	6,160	5,402	17,768	16,431
General and administrative expenses	8,971	6,777	25,138	20,204
Depreciation and amortization	2,837	2,706	8,434	7,903
Total costs and expenses	21,986	18,507	62,995	55,322
Income from operations	5,765	4,576	17,304	11,538
Interest income	1,069	386	1,807	1,033
Income before income taxes	6,834	4,962	19,111	12,571
Income tax expense	1,389	749	4,318	2,232
Net income	$5,445	$4,213	$14,793	$10,339
Earnings per share:
Basic	$0.35	$0.30	$1.01	$0.74
Diluted	$0.35	$0.29	$0.99	$0.71
Weighted average shares outstanding:
Basic	15,342,614	14,027,994	14,575,079	14,014,993
Diluted	15,754,154	14,618,657	14,914,635	14,567,167

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$5,445	$4,213	$14,793	$10,339
Other comprehensive loss:
Change in unrealized loss on investments in U.S. Treasury securities, net of tax	(352)	-	(352)	-
Comprehensive income	$5,093	$4,213	$14,441	$10,339

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(unaudited)

	Common stock		Treasury stock		Additional		Accumulated other
	Shares	Amount	Shares	Amount	paid-in capital	Retained earnings	comprehensive loss	Total
Balance at June 30, 2025	13,976,841	$14	-	$-	$90,936	$5,256	$-	$96,206
Vesting of restricted stock units	8,650	-	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(2,837)	(133)	-	-	-	(133)
Common stock repurchased	-	-	(15,437)	(653)	-	-	-	(653)
Retirement of treasury stock	(18,274)	-	18,274	786	(786)	-	-	-
Share-based compensation	-	-	-	-	2,100	-	-	2,100
Net income	-	-	-	-	-	4,213	-	4,213
Balance at September 30, 2025	13,967,217	$14	-	$-	$92,250	$9,469	$-	$101,733

Balance at June 30, 2026	14,114,395	$14	-	$-	$89,966	$21,632	$-	$111,612
Vesting of restricted stock units	27,200	-	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(7,856)	(505)	-	-	-	(505)
Retirement of treasury stock	(7,856)	-	7,856	505	(505)	-	-	-
Issuance of common stock in underwritten public offering, net of issuance costs of $6,295	1,916,667	2	-	-	108,703	-	-	108,705
Share-based compensation	-	-	-	-	2,662	-	-	2,662
Net income	-	-	-	-	-	5,445	-	5,445
Other comprehensive loss	-	-	-	-	-	-	(352)	(352)
Balance at September 30, 2026	16,050,406	$16	-	$-	$200,826	$27,077	$(352)	$227,567

	Common stock		Treasury stock		Additional	Retained earnings	Accumulated other
	Shares	Amount	Shares	Amount	paid-in capital	(accumulated deficit)	comprehensive loss	Total
Balance at December 31, 2024	13,936,329	$14	-	$-	$87,488	$(870)	$-	$86,632
Vesting of restricted stock units	66,767	-	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(20,442)	(860)	-	-	-	(860)
Common stock repurchased	-	-	(15,437)	(653)	-	-	-	(653)
Retirement of treasury stock	(35,879)	-	35,879	1,513	(1,513)	-	-	-
Share-based compensation	-	-	-	-	6,275	-	-	6,275
Net income	-	-	-	-	-	10,339	-	10,339
Balance at September 30, 2025	13,967,217	$14	-	$-	$92,250	$9,469	$-	$101,733

Balance at December 31, 2025	14,151,350	$14	-	$-	$88,628	$12,284	$-	$100,926
Vesting of restricted stock units	80,669	-	-	-	-	-	-	-
Increase in treasury stock resulting from shares withheld to cover statutory taxes	-	-	(23,780)	(1,219)	-	-	-	(1,219)
Common stock repurchased	-	-	(74,500)	(3,122)	-	-	-	(3,122)
Retirement of treasury stock	(98,280)	-	98,280	4,341	(4,341)	-	-	-
Issuance of common stock in underwritten public offering, net of issuance costs of $6,295	1,916,667	2	-	-	108,703	-	-	108,705
Share-based compensation	-	-	-	-	7,836	-	-	7,836
Net income	-	-	-	-	-	14,793	-	14,793
Other comprehensive loss	-	-	-	-	-	-	(352)	(352)
Balance at September 30, 2026	16,050,406	$16	-	$-	$200,826	$27,077	$(352)	$227,567

See notes to condensed consolidated financial statements.

RED VIOLET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,793	$10,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,434	7,903
Share-based compensation expense	6,365	5,129
Write-off of long-lived assets	12	3
Provision for bad debts	791	408
Noncash lease expenses	391	382
Accretion of discount on investments in U.S. Treasury securities, net	(54)	-
Deferred income tax expense	3,791	2,020
Changes in assets and liabilities:
Accounts receivable	(3,720)	(2,766)
Prepaid expenses and other current assets	(486)	(610)
Other noncurrent assets	291	58
Accounts payable	661	637
Accrued expenses and other current liabilities	(1,757)	(701)
Deferred revenue	606	147
Operating lease liabilities	(225)	(289)
Net cash provided by operating activities	29,893	22,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments in U.S. Treasury securities	(98,938)	-
Purchase of property and equipment	(263)	(439)
Capitalized costs included in intangible assets	(10,555)	(7,679)
Net cash used in investing activities	(109,756)	(8,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	108,705	-
Taxes paid related to net share settlement of vesting of restricted stock units	(1,219)	(860)
Repurchases of common stock	(3,122)	(653)
Dividend payable	-	(4,181)
Net cash provided by (used in) financing activities	104,364	(5,694)
Net increase in cash and cash equivalents	$24,501	$8,848
Cash and cash equivalents at beginning of period	43,557	36,504
Cash and cash equivalents at end of period	$68,058	$45,352
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$570	$683
Share-based compensation capitalized in intangible assets	$1,471	$1,146
Retirement of treasury stock	$4,341	$1,513
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$1,153

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

Except for the accounting policy for investments in available-for-sale debt securities adopted during the three months ended September 30, 2026, which is described in Note 3, "Investments," there have been no material changes to the Company’s significant accounting policies as described in Note 2 to the consolidated financial statements included in the 2025 Form 10-K.

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The ASU provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted this ASU and elected the practical expedient permitted under this ASU on a prospective basis effective January 1, 2026. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income	$5,445	$4,213	$14,793	$10,339
Denominator:
Weighted average shares outstanding:
Basic	15,342,614	14,027,994	14,575,079	14,014,993
Diluted(1)	15,754,154	14,618,657	14,914,635	14,567,167
Earnings per share:
Basic	$0.35	$0.30	$1.01	$0.74
Diluted	$0.35	$0.29	$0.99	$0.71

(1)
For the three and nine months ended September 30, 2026 and 2025, diluted weighted average shares outstanding reflect the dilutive effect of certain unvested restricted stock units ("RSUs").

3. Investments

Available-for-sale investments

During the three months ended September 30, 2026, the Company began investing in U.S. Treasury securities with original maturities at the date of purchase of greater than three months. The Company classifies these debt securities as available-for-sale, as they may be sold prior to maturity. Available-for-sale investments are recorded at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) until realized. Investments with remaining maturities of one year or less are classified as short-term investments, and those with remaining maturities of more than one year as long-term investments. Premiums and discounts are amortized or accreted to interest income over the life of the security using the effective interest method. Realized gains and losses, if any, are determined using the specific-identification method.

For securities in an unrealized loss position, the Company assesses whether it intends to sell, or will more likely than not be required to sell, the security before recovery of its amortized cost basis, and whether any portion of the decline in fair value is due to credit losses. No allowance for credit losses has been recorded. The Company excludes accrued interest receivable from both the fair value and the amortized cost basis of its available-for-sale investments for purposes of identifying and measuring impairment, and presents accrued interest receivable within prepaid expenses and other current assets on the condensed consolidated balance sheets.

The following table summarizes the Company’s available-for-sale investments as of September 30, 2026:

(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. Treasury securities	$36,367	$-	$(81)	$36,286
Long-term investments:
U.S. Treasury securities	61,715	-	(395)	61,320
Total available-for-sale investments	$98,082	$-	$(476)	$97,606

The Company did not hold any such investments as of December 31, 2025.

During the three and nine months ended September 30, 2026, the Company recognized gross unrealized losses on investments in U.S. Treasury securities of $476 and a related income tax benefit of $124, resulting in other comprehensive loss of $352. See Note 8, "Shareholders' equity."

As of September 30, 2026, all of the Company’s available-for-sale investments had been in a continuous unrealized loss position for less than 12 months. The unrealized losses are attributable to changes in market interest rates subsequent to purchase and not to credit quality. The Company does not intend to sell these securities, and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, no allowance for credit losses was recognized.

There were no sales of available-for-sale investments, and therefore no realized gains or losses, during the three and nine months ended September 30, 2026. Accrued interest receivable on investments in U.S. Treasury securities of $877 as of September 30, 2026 was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

The Company’s investments consist of U.S. Treasury securities, and its cash equivalents include government money market funds. Management believes these investments do not expose the Company to significant concentrations of credit risk.

4. Fair value measurements

The Company measures certain financial assets at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used to measure fair value into three levels:

•
Level 1 – observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•
Level 2 – inputs other than quoted prices in active markets that are either directly or indirectly observable. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

•
Level 3 – unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2026:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,706	$-	$-	$50,706
Short-term investments:
U.S. Treasury securities	-	36,286	-	36,286
Long-term investments:
U.S. Treasury securities	-	61,320	-	61,320
Total assets measured at fair value	$50,706	$97,606	$-	$148,312

As of December 31, 2025, the Company’s financial assets measured at fair value on a recurring basis consisted of money market funds of $39,290, classified within Level 1.

The Company’s money market funds and available-for-sale investments in U.S. Treasury securities are measured at fair value on a recurring basis. Money market funds are classified within Level 1. U.S. Treasury securities are classified within Level 2 because they are valued using prices from a third-party pricing service based on observable market inputs. The carrying amounts of the Company’s cash deposits, receivables, accrued interest receivable and payables approximate their fair values because of the short-term nature of these instruments. The fair value of the noncurrent portion of unbilled accounts receivable included in other noncurrent assets approximates its carrying amount.

5. Intangible assets, net

Intangible assets other than goodwill consist of the following:

		September 30, 2026			December 31, 2025
(In thousands)	Amortization period	Gross amount	Accumulated amortization	Net	Gross amount	Accumulated amortization	Net
Software developed for internal use	5-10 years	$97,158	$(56,784)	$40,374	$85,843	$(48,704)	$37,139
Acquired intangible assets	10 years	3,003	(304)	2,699	2,282	(157)	2,125
Total		$100,161	$(57,088)	$43,073	$88,125	$(48,861)	$39,264

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

Amortization expenses of $2,765 and $2,651 for the three months ended September 30, 2026 and 2025, respectively, and $8,227 and $7,746 for the nine months ended September 30, 2026 and 2025, respectively, were included in depreciation and amortization expense. As of September 30, 2026, intangible assets of $9,017, included in the gross carrying amounts of intangible assets, have not yet commenced amortization, as they are not ready for their intended use.

The Company capitalized costs of intangible assets of $4,642 and $3,723 during the three months ended September 30, 2026 and 2025, respectively, and $12,036 and $10,498 during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, estimated amortization expense related to the Company’s intangible assets for the remainder of 2026 through 2031 and thereafter is as follows:

(In thousands)
Year	September 30, 2026
Remainder of 2026	$2,837
2027	11,352
2028	9,302
2029	7,340
2030	5,296
2031 and thereafter	6,946
Total	$43,073

6. Revenue recognition

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

Revenue is recognized over a period of time. The Company’s customers simultaneously receive and consume the benefits provided by the Company’s performance as and when provided. Furthermore, the Company has elected the “right to invoice” practical expedient, permitted under Topic 606, as its measure of progress, since it has a right to payment from a customer in an amount that corresponds directly with the value of its performance completed-to-date. In some arrangements, a right to consideration for the Company's performance under the customer contract may occur before invoicing to the customer, resulting in an unbilled accounts receivable. As of September 30, 2026, the current and noncurrent portions of unbilled accounts receivable of $1,112 and $589, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. As of December 31, 2025, the current and noncurrent portions of unbilled accounts receivable of $1,137 and $880, respectively, were included within accounts receivable and other noncurrent assets, respectively, on the condensed consolidated balance sheets. The Company's revenue arrangements do not contain significant financing components.

For the three months ended September 30, 2026 and 2025, 78% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 25% attributable to transactional customers, respectively. For the nine months ended September 30, 2026 and 2025, 77% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 25% attributable to transactional customers, respectively. Pricing contracts are generally annual contracts or longer, with auto renewal.

If a customer pays consideration before the Company transfers services to the customer, those amounts are classified as deferred revenue. As of September 30, 2026 and December 31, 2025, the balance of deferred revenue was $1,634 and $1,028, respectively, all of which is expected to be recognized as revenue in the next 12 months. In relation to the deferred revenue balance as of December 31, 2025, $182 and $909 were recognized as revenue during the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, $23,904 of revenue is expected to be recognized in the future for performance obligations that are unsatisfied or partially unsatisfied, related to pricing contracts that have a term of more than 12 months, of which, $3,779 of revenue will be recognized in the remainder of 2026, $12,147 in 2027, $5,337 in 2028, $1,878 in 2029, $464 in 2030, and $299 in 2031 and thereafter. The actual timing of recognition may vary due to factors outside of the Company’s control. The Company excludes variable consideration related entirely to wholly unsatisfied performance obligations and contracts and recognizes such variable consideration based upon the right to invoice the customer.

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

7. Income taxes

The Company is subject to federal and state income taxes in the United States. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter, unless a reliable estimate of ordinary income or the related tax expense/benefit cannot be made or the Company is in cumulative losses for which the benefit cannot be realized. In each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter. The Company concluded that, due to its established historical cumulative positive income before income taxes plus permanent differences for recent years, projections of future taxable income, and the reversal of taxable temporary differences, the realization of deferred tax assets as of September 30, 2026 was more likely than not. As of September 30, 2026, deferred tax assets included $124 related to unrealized losses on available-for-sale investments in U.S. Treasury securities. The related income tax benefit was recognized in other comprehensive loss.

The Company’s effective income tax rate was 20% and 15% for the three months ended September 30, 2026 and 2025, respectively, and 23% and 18% for the nine months ended September 30, 2026 and 2025, respectively, differing from the U.S. federal statutory rate of 21%.

For the three months ended September 30, 2026, the effective tax rate was lower than the statutory rate primarily due to the benefit of research and development tax credits and excess tax benefits from share-based compensation, partially offset by state income taxes and nondeductible executive compensation. For the nine months ended September 30, 2026, the effective tax rate was higher than the statutory rate primarily due to state income taxes and nondeductible executive compensation, partially offset by the benefit of research and development tax credits and excess tax benefits from share-based compensation.

For the three and nine months ended September 30, 2025, the effective tax rates were lower than the statutory rate primarily due to the benefit of research and development tax credits and excess tax benefits from share-based compensation, partially offset by state income taxes and nondeductible executive compensation.

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

The Company does not have any material unrecognized tax benefits as of September 30, 2026 and December 31, 2025.

8. Shareholders' equity

Common stock and treasury stock

As of September 30, 2026 and December 31, 2025, the number of issued shares of common stock was 16,050,406 and 14,151,350, respectively. The Company held no shares of treasury stock as of either date. The changes in the number of issued shares of common stock and treasury stock were due to the following factors:

•
During the nine months ended September 30, 2026, an aggregate of 80,669 shares of common stock were issued as a result of the vesting of RSUs, of which 23,780 shares of common stock were withheld to pay withholding taxes upon such vesting, which were reflected in treasury stock, with a cost of $1,219. All 23,780 shares of treasury stock were retired during the nine months ended September 30, 2026.
•
During the nine months ended September 30, 2026, the Company repurchased 74,500 shares of common stock under the Stock Repurchase Program, as defined below, which were reflected in treasury stock, with a cost of $3,122. All 74,500 shares of treasury stock were retired during the nine months ended September 30, 2026.
•
On August 7, 2026, the Company closed an underwritten public offering of 1,916,667 shares of common stock at a public offering price of $60.00 per share, which included the exercise in full by the underwriters of their option to purchase 250,000 additional shares. The gross proceeds were $115,000, and the net proceeds were $108,705, after deducting underwriting discounts and commissions of $5,750 and offering expenses of $545.

Stock Repurchase Program

On May 2, 2022, the Company's Board of Directors authorized a stock repurchase program to repurchase the Company's common stock from time to time through open market purchases, privately negotiated transactions or other means, including pursuant to Rule 10b5-1 trading plans, which was subsequently amended on each of December 19, 2023, March 28, 2024, and November 3, 2025, bringing the total authorization to $30.0 million (the "Stock Repurchase Program"). The Stock Repurchase Program does not obligate the Company to repurchase any shares and may be modified, suspended, or terminated at any time at the discretion of the Board of Directors. During the three months ended September 30, 2026, the Company did not repurchase any common stock pursuant to the Stock Repurchase Program. As of September 30, 2026, $15.5 million remained available for future repurchases under the Stock Repurchase Program.

Accumulated other comprehensive loss

As of September 30, 2026, accumulated other comprehensive loss was $352. The Company had no accumulated other comprehensive income or loss as of December 31, 2025.

During the three and nine months ended September 30, 2026, the Company recorded other comprehensive loss of $352, consisting of unrealized losses on investments in U.S. Treasury securities of $476, net of a tax benefit of $124. There were no reclassifications out of accumulated other comprehensive loss during the periods.

9. Share-based compensation

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

As of September 30, 2026, there were 1,583,744 shares of common stock available for future issuance under the 2018 Plan.

To date, all share-based awards granted under the 2018 Plan have been in the form of RSUs. RSUs granted under the 2018 Plan vest upon the satisfaction of either service-based vesting conditions or both service-based and performance-based vesting conditions.

Service-based vesting conditions are generally satisfied over periods ranging from one to four years with annual vesting. Unvested activity related to RSUs subject solely to service-based vesting conditions for the nine months ended September 30, 2026 was as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	654,227	$34.41
Granted(1)	61,141	$45.02
Vested and delivered	(42,521)	$25.36
Withheld as treasury stock(2)	(18,148)	$25.91
Forfeited	(23,233)	$32.35
Unvested as of September 30, 2026	631,466	$36.37

(1)
During the nine months ended September 30, 2026, the Company granted an aggregate of 61,141 RSUs to certain employees and directors, and a consultant, at grant date fair values ranging from $42.39 to $73.16 per share, with vesting periods ranging generally from one to four years.
(2)
Withheld as treasury stock represents shares withheld to pay statutory taxes upon the vesting of RSUs. Refer to Note 8, "Shareholders' equity," for details.

As of September 30, 2026, unrecognized share-based compensation expense associated with the granted RSUs subject solely to service-based vesting conditions amounted to $14,264, which is expected to be recognized over a remaining weighted average period of 2.0 years.

Performance-based awards

In addition to RSUs subject solely to service-based vesting conditions as described above, all RSUs granted by the Company that are subject to performance-based vesting conditions also carry service-based vesting conditions. Unvested activity related to RSUs subject to both service-based and performance-based vesting conditions for the nine months ended September 30, 2026 was as follows:

	Number of units	Weighted average grant-date fair value
Unvested as of December 31, 2025	115,000	$18.30
Granted	862,690	$52.23
Vested and delivered	(14,368)	$18.30
Withheld as treasury stock	(5,632)	$18.30
Unvested as of September 30, 2026	957,690	$48.86

On March 18, 2024, the Company granted 130,000 RSUs to one non-executive employee, subject to both service-based and performance-based vesting conditions, with a grant-date fair value of $18.30 per share. The RSUs vest upon the achievement of specified revenue targets for a portion of the Company's business on or prior to December 31, 2030 (the "2024 Performance Criteria"). As of December 31, 2025, 15,000 RSUs had vested, and achievement of the applicable performance conditions was considered probable for 45,000 of the 115,000 unvested RSUs reflected in "Unvested as of December 31, 2025" in the table above. During the nine months ended September 30, 2026, (i) 20,000 of these RSUs vested, of which 14,368 shares were delivered and 5,632 shares were withheld to cover taxes, and (ii) the Company determined that achievement of the performance conditions applicable to an additional 35,000 RSUs had become probable. Accordingly, as of September 30, 2026, 60,000 RSUs were considered probable of achievement but remained unvested. No share-based compensation expense has been recognized for the remaining 35,000 unvested RSUs because achievement of the applicable performance conditions was not considered probable as of September 30, 2026.

On January 9, 2026, the Company granted an aggregate of 832,690 RSUs to certain key executive officers under the 2018 Plan, subject to both service-based and performance-based vesting conditions, with a grant-date fair value of $52.77 per share. The awards vest upon achievement of specified revenue and adjusted EBITDA margin targets over a trailing twelve-month period on or prior to March 31, 2030 (the "2026 Performance Criteria"). Each recipient received three awards of increasing size tied to progressively higher revenue thresholds, subject to a consistent adjusted EBITDA margin requirement. In the event of a change of control, portions of the awards may vest based on enterprise value at the time of the transaction. Compensation expense for these awards will be recognized if and when the performance conditions are determined to be probable of achievement. No share-based compensation expense related to these awards has been recognized because, as of September 30, 2026, achievement of the 2026 Performance Criteria was not considered probable.

On April 7, 2026, the Company granted 30,000 RSUs to one non-executive employee, subject to both service-based and performance-based vesting conditions, with a grant-date fair value of $37.23 per share. The award vests in increments upon the achievement of specified qualifying acquisitions on or prior to March 2, 2029 (the "2026 Acquisition Performance Criteria"). No share-based compensation expense related to this award has been recognized because, as of September 30, 2026, achievement of the 2026 Acquisition Performance Criteria was not considered probable.

As of September 30, 2026 and December 31, 2025, the number of unvested RSUs subject to both service-based and performance-based vesting conditions that were considered probable of achievement was 60,000 and 45,000, respectively.

As of September 30, 2026, the unrecognized share-based compensation expense associated with the granted RSUs subject to both service-based and performance-based vesting conditions amounted to $46,142. For awards probable of achievement, the unrecognized share-based compensation expense amounted to $444, which is expected to be recognized over a remaining weighted average period of 2.5 years.

Summary of share-based compensation

Share-based compensation was allocated to the following accounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue (exclusive of depreciation and amortization)	$15	$-	$44	$-
Sales and marketing expenses	233	206	608	594
General and administrative expenses	1,831	1,500	5,713	4,535
Share-based compensation expense	2,079	1,706	6,365	5,129
Capitalized in intangible assets	583	394	1,471	1,146
Total	$2,662	$2,100	$7,836	$6,275

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

For the three and nine months ended September 30, 2026 and 2025, a summary of the Company’s lease information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Lease cost:
Operating lease costs	$185	$184	$554	$544
Other information:
Cash paid for operating leases	$131	$128	$387	$477
Right-of-use assets obtained in exchange for operating lease liabilities(1)	$-	$-	$-	$1,153

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

As of September 30, 2026 and December 31, 2025, the weighted average remaining operating lease term was 4.0 years and 4.6 years, respectively, and the weighted average discount rate used to measure the operating lease liabilities was 8.00% and 8.23%, respectively.

As of September 30, 2026, scheduled future maturities and present value of the operating lease liabilities are as follows:

(In thousands)
Year	September 30, 2026
Remainder of 2026	$132
2027	737
2028	859
2029	596
2030	327
2031	336
Total maturities	$2,987
Present value included in condensed consolidated balance sheet:
Current portion of operating lease liabilities	$487
Noncurrent operating lease liabilities	2,080
Total operating lease liabilities	$2,567
Difference between the maturities and related present value of operating lease liabilities	$420

11. Segment information

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

Information about reported segment revenue, segment net income, and significant segment expenses is shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue	$27,751	$23,083	$80,299	$66,860
Less:
Cost of revenue (exclusive of depreciation and amortization)(1)	4,018	3,622	11,655	10,784
Personnel-related expenses	8,750	7,829	25,997	23,546
Advertising, marketing and agency expenses	438	280	1,124	791
Provision for bad debts	424	134	791	408
Share-based compensation expense	2,064	1,706	6,321	5,129
Occupancy expenses	285	288	849	859
Professional fees(2)	2,228	1,188	5,180	3,799
Other segment items(3)	942	754	2,644	2,103
Depreciation and amortization	2,837	2,706	8,434	7,903
Interest income	(1,069)	(386)	(1,807)	(1,033)
Income tax expense	1,389	749	4,318	2,232
Segment net income	$5,445	$4,213	$14,793	$10,339
Consolidated net income	$5,445	$4,213	$14,793	$10,339

(1) Cost of revenue (exclusive of depreciation and amortization) includes certain personnel-related expenses and share-based compensation expense, which are not included in the related line items below.

(2) Professional fees included $225 and $533 of acquisition-related costs incurred in connection with due diligence of potential strategic targets for the three and nine months ended September 30, 2026, respectively, compared to $(12) and $358 for the three and nine months ended September 30, 2025, respectively.

(3) Other segment items include primarily travel and entertainment, write-off of long-lived assets, and other selling, general and administrative expenses.

12. Commitments and contingencies

(a) Capital commitment

The Company incurred data costs, included within cost of revenue (exclusive of depreciation and amortization), of $2,502 and $2,423 for the three months ended September 30, 2026 and 2025, respectively, and $7,384 and $7,382 for the nine months ended September 30, 2026 and 2025, respectively, under certain data licensing agreements.

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

As of September 30, 2026, the total material capital commitments under certain data licensing agreements and the cloud services agreement amounted to $32,438, shown as follows:

(In thousands)
Year	September 30, 2026
Remainder of 2026	$1,804
2027	7,868
2028	7,703
2029	7,637
2030	5,867
2031	1,559
Total	$32,438

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about our expectations, beliefs, or intentions regarding our business, financial condition, results of operations, strategies, or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those contained in this Form 10-Q, as well as the disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 4, 2026 (the “2025 Form 10-K”), and other filings we make with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

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

While our platform powers a vast array of solutions for our customers, we presently market our solutions primarily through two brands, IDI™ and FOREWARN®. IDI is a leading-edge, analytics and information solutions provider delivering actionable intelligence to an expansive and diverse set of industries in support of use cases such as the verification and authentication of consumer identities, due diligence, prevention of fraud and abuse, legislative compliance, and debt recovery. idiCORE™ is IDI's flagship product. idiCORE is a next-generation, investigative solution used to address a variety of organizational challenges, including, but not limited to, due diligence, risk mitigation, identity authentication, and regulatory compliance, by financial services companies, insurance companies, healthcare companies, law enforcement and government, identity verification platforms, collections, law firms, retail, telecommunication companies, corporate security, and investigative firms. FOREWARN is an app-based solution currently tailored for the real estate industry, providing instant knowledge prior to face-to-face engagement with a consumer, helping professionals identify and mitigate risk. As of September 30, 2026 and 2025, IDI had 11,252 and 9,853 billable customers, respectively, and FOREWARN had 462,861 and 372,209 users, respectively. We define a billable customer of IDI as a single entity that generated revenue during the last three months of the period. Billable customers are typically corporate organizations. In most cases, corporate organizations will have multiple users and/or departments purchasing our solutions; however, we count the entire organization as a discrete customer. We define a user of FOREWARN as a unique person that has a subscription to use the FOREWARN service as of the last day of the period. A unique person can only have one user account.

We generate substantially all of our revenue from licensing our solutions. Customers access our solutions through a hosted environment using an online interface, batch processing, API, and custom integrations. We recognize revenue from licensing fees (a) on a transactional basis determined by the customer’s usage, (b) via a monthly fee or (c) from a combination of both. Revenue pursuant to pricing contracts containing a monthly fee is recognized ratably over the contract period. Pricing contracts are generally annual contracts or longer, with auto renewal. For the three months ended September 30, 2026 and 2025, 78% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 22% and 25% attributable to transactional customers, respectively. For the nine months ended September 30, 2026 and 2025, 77% and 75% of total revenue was attributable to customers with pricing contracts, respectively, versus 23% and 25% attributable to transactional customers, respectively.

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

Recently issued accounting standards

See Note 1(b), “Recently issued accounting standards,” in “Notes to Condensed Consolidated Financial Statements.”

Third Quarter Financial Results

For the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

•
Total revenue increased 20% to $27.8 million.
•
Gross profit increased 25% to $21.0 million. Gross margin increased to 76% from 73%.
•
Adjusted gross profit increased 22% to $23.7 million. Adjusted gross margin increased to 85% from 84%.
•
Net income increased 29% to $5.4 million, which resulted in earnings of $0.35 per basic and diluted share. Net income margin increased to 20% from 18%.
•
Adjusted EBITDA increased 22% to $11.0 million. Adjusted EBITDA margin increased to 40% from 39%.
•
Adjusted net income increased 23% to $7.3 million, which resulted in adjusted earnings of $0.48 and $0.47 per basic and diluted share, respectively.
•
Net cash provided by operating activities increased 25% to $12.7 million.
•
Cash and cash equivalents, together with investments in U.S. Treasury securities, totaled $165.7 million as of September 30, 2026, with no debt.

Third Quarter and Recent Business Highlights

•
Closed an Underwritten Public Offering (as defined below) of 1,916,667 shares of common stock, including 250,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option, providing net proceeds of $108.7 million, after deducting underwriting discounts and commissions and offering expenses.
•
Added 383 customers to IDI during the third quarter, ending the quarter with 11,252 customers.
•
Added 19,688 users to FOREWARN during the third quarter, ending the quarter with 462,861 users. Over 665 REALTOR® Associations throughout the U.S. are now contracted to use FOREWARN.

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

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$5,445	$4,213	$14,793	$10,339
Interest income	(1,069)	(386)	(1,807)	(1,033)
Income tax expense	1,389	749	4,318	2,232
Depreciation and amortization	2,837	2,706	8,434	7,903
Share-based compensation expense	2,079	1,706	6,365	5,129
Acquisition-related costs	225	(12)	533	358
Litigation costs	84	60	269	73
Write-off of long-lived assets	11	-	12	3
Adjusted EBITDA	$11,001	$9,036	$32,917	$25,004
Revenue	$27,751	$23,083	$80,299	$66,860

Net income margin	20%	18%	18%	15%
Adjusted EBITDA margin	40%	39%	41%	37%

The following is a reconciliation of net income, the most directly comparable US GAAP financial measure, to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2026	2025	2026	2025
Net income	$5,445	$4,213	$14,793	$10,339
Share-based compensation expense	2,079	1,706	6,365	5,129
Amortization of share-based compensation capitalized in intangible assets	411	413	1,231	1,235
Acquisition-related costs	225	(12)	533	358
Litigation costs	84	60	269	73
Write-off of long-lived assets	11	-	12	3
Tax effect of adjustments(1)	(915)	(423)	(2,098)	(1,529)
Adjusted net income	$7,340	$5,957	$21,105	$15,608
Earnings per share:
Basic	$0.35	$0.30	$1.01	$0.74
Diluted	$0.35	$0.29	$0.99	$0.71
Adjusted earnings per share:
Basic	$0.48	$0.42	$1.45	$1.11
Diluted	$0.47	$0.41	$1.42	$1.07
Weighted average shares outstanding:
Basic	15,342,614	14,027,994	14,575,079	14,014,993
Diluted	15,754,154	14,618,657	14,914,635	14,567,167

(1) The tax effect of adjustments is calculated using the expected combined federal and state statutory tax rate, which was approximately 26.00% for each of the three and nine months ended September 30, 2026 and 2025. The resulting tax effect may differ from applying such rate to total adjustments due to the tax treatment of certain items. Beginning with the 2025 Form 10-K, we updated the methodology for determining the income tax effects of adjustments in calculating non-GAAP adjusted net income. Prior-period amounts have been revised to conform to the current methodology and presentation. These revisions did not affect our previously reported GAAP financial statements.

The following is a reconciliation of gross profit, the most directly comparable US GAAP financial measure, to adjusted gross profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue	$27,751	$23,083	$80,299	$66,860
Cost of revenue (exclusive of depreciation and amortization)	(4,018)	(3,622)	(11,655)	(10,784)
Depreciation and amortization related to cost of revenue	(2,765)	(2,651)	(8,227)	(7,746)
Gross profit	20,968	16,810	60,417	48,330
Depreciation and amortization of certain intangible assets(1)	2,702	2,615	8,080	7,627
Adjusted gross profit	$23,670	$19,425	$68,497	$55,957

Gross margin	76%	73%	75%	72%
Adjusted gross margin	85%	84%	85%	84%

(1) Depreciation and amortization of certain intangible assets primarily consists of the amortization of capitalized internal-use software development costs, which are included within intangible assets and amortized over their estimated useful lives.

The following is a reconciliation of net cash provided by operating activities, the most directly comparable US GAAP financial measure, to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net cash provided by operating activities	$12,671	$10,172	$29,893	$22,660
Less:
Purchase of property and equipment	(95)	(187)	(263)	(439)
Capitalized costs included in intangible assets	(3,752)	(2,695)	(10,555)	(7,679)
Free cash flow	$8,824	$7,290	$19,075	$14,542

In order to assist readers of our condensed consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present non-GAAP measures of adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF as supplemental measures of our operating performance and liquidity. We believe they provide useful information to our investors as they eliminate the impact of certain items that we do not consider indicative of our cash operations and ongoing operating performance. In addition, we use them as an integral part of our internal reporting to measure the performance and operating strength of our business.

We believe adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted earnings per share, adjusted gross profit, adjusted gross margin, and FCF are relevant and provide useful information frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies similar to ours and are indicators of the operational strength of our business. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, and share-based compensation expense, and the impact of other items not indicative of our ongoing operating performance. Adjusted EBITDA margin is calculated as adjusted EBITDA as a percentage of revenue. We believe adjusted net income provides additional means of evaluating period-over-period operating performance by eliminating certain non-cash expenses and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Adjusted net income is a non-GAAP financial measure equal to net income, adjusted to exclude share-based compensation expense, amortization of share-based compensation capitalized in intangible assets, and other items not indicative of our ongoing operating performance, and to include the tax effect of adjustments. We define adjusted earnings per share as adjusted net income divided by the weighted average shares outstanding. Our adjusted gross profit is a measure used by management in evaluating the business’s current operating performance by excluding the impact of prior historical costs of certain assets that are expensed systematically and allocated over the estimated useful lives of the assets, which may not be indicative of the current operating activity. We define adjusted gross profit as gross profit plus depreciation and amortization of certain intangible assets. We believe adjusted gross profit provides useful information to our investors by eliminating the impact of certain non-cash depreciation and amortization, and primarily the amortization of software developed for internal use, providing a baseline of our core operating results that allow for analyzing trends in our underlying business consistently over multiple periods. Adjusted gross margin is calculated as adjusted gross profit as a percentage of revenue. We believe FCF is an important liquidity measure of the cash that is available, after capital expenditures, for operational expenses and investment in our business. FCF is a measure used by management to understand and evaluate the business’s operating performance and trends over time. FCF is calculated by using net cash provided by operating activities, less purchase of property and equipment and capitalized costs included in intangible assets.

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

Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Revenue

Revenue increased $4.7 million, or 20%, to $27.8 million for the three months ended September 30, 2026, compared to $23.1 million for the same period in 2025. The increase was driven by strong onboarding of new customers and volume expansion across the existing customer base.

•
Revenue from new customers increased $0.2 million, or 11%, to $1.6 million; and
•
Revenue from existing customers increased $4.5 million, or 21%, to $26.1 million.

Revenue from new customers represents total monthly revenue generated from customers during their first six full calendar months of revenue contribution. Revenue from existing customers represents total monthly revenue generated from customers beginning in their seventh full calendar month of revenue contribution.

As of September 30, 2026, our IDI billable customer base increased to 11,252 customers, up from 9,853 customers a year earlier. Our FOREWARN user base increased to 462,861 users, up from 372,209 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.4 million, or 11%, to $4.0 million for the three months ended September 30, 2026, compared to $3.6 million for the same period in 2025.

Our cost of revenue primarily consists of data acquisition costs, which include the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 44% and 46% of our total data acquisition costs for the three months ended September 30, 2026 and 2025, respectively. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees, and pertinent personnel-related costs and share-based compensation expense.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 14% for the three months ended September 30, 2026, compared to 16% for the same period in 2025. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $0.8 million, or 14%, to $6.2 million for the three months ended September 30, 2026, compared to $5.4 million for the same period in 2025. We continued to invest in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

For the three months ended September 30, 2026 and 2025, sales and marketing expenses consisted primarily of:

•
personnel-related expenses of $4.5 million and $4.4 million, respectively;
•
share-based compensation expense of $0.2 million and $0.2 million, respectively;
•
advertising, marketing and agency expenses of $0.4 million and $0.3 million, respectively; and
•
provision for bad debts of $0.4 million and $0.1 million, respectively.

General and administrative expenses

General and administrative expenses increased $2.2 million, or 32%, to $9.0 million for the three months ended September 30, 2026, compared to $6.8 million for the same period in 2025. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business, as well as higher professional fees.

For the three months ended September 30, 2026 and 2025, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $4.2 million and $3.5 million, respectively;
•
share-based compensation expense of $1.8 million and $1.5 million, respectively; and
•
professional fees of $2.2 million and $1.2 million, respectively. Professional fees included $0.2 million and $0, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.1 million, or 5%, to $2.8 million for the three months ended September 30, 2026, compared to $2.7 million for the same period in 2025.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after September 30, 2025.

Interest income

Interest income increased $0.7 million, or 177%, to $1.1 million for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025.

The increase in interest income was primarily attributable to higher average balances invested in money market funds and U.S. Treasury securities, reflecting the net proceeds from the Underwritten Public Offering in August 2026 and cash generated from operations.

Income before income taxes

Income before income taxes increased $1.8 million, or 38%, to $6.8 million for the three months ended September 30, 2026, compared to $5.0 million for the same period in 2025.

The increase was primarily driven by:

•
an increase of $4.7 million in revenue; and
•
an increase of $0.7 million in interest income;

partially offset by:

•
an increase of $0.4 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $1.2 million in personnel-related expenses;
•
an increase of $0.4 million in share-based compensation expense;
•
an increase of $1.0 million in professional fees;
•
an increase of $0.3 million in provision for bad debts; and
•
an increase of $0.1 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $1.4 million for the three months ended September 30, 2026, compared to $0.7 million for the same period in 2025.

The increase in income tax expense was primarily attributable to higher pre-tax income and the increase in the Company’s effective tax rate to 20% for the three months ended September 30, 2026 from 15% for the same period in 2025.

For additional information, refer to Note 7, “Income taxes,” in “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $1.2 million, or 29%, to $5.4 million for the three months ended September 30, 2026, compared to $4.2 million for the same period in 2025, as a result of the foregoing.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Revenue

Revenue increased $13.4 million, or 20%, to $80.3 million for the nine months ended September 30, 2026, compared to $66.9 million for the same period in 2025. The increase was driven by volume expansion across the existing customer base, partially offset by the decrease in revenue from new customers.

•
Revenue from existing customers increased $13.6 million, or 22%, to $74.6 million; and
•
Revenue from new customers decreased $0.1 million, or 2%, to $5.7 million.

Revenue from new customers represents total monthly revenue generated from customers during their first six full calendar months of revenue contribution. Revenue from existing customers represents total monthly revenue generated from customers beginning in their seventh full calendar month of revenue contribution.

As of September 30, 2026, our IDI billable customer base increased to 11,252 customers, up from 9,853 customers a year earlier. Our FOREWARN user base increased to 462,861 users, up from 372,209 users a year earlier.

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) increased $0.9 million, or 8%, to $11.7 million for the nine months ended September 30, 2026, compared to $10.8 million for the same period in 2025.

Our cost of revenue primarily consists of data acquisition costs, which include the cost to acquire data under flat-fee licensing agreements, including unlimited usage arrangements, as well as purchases on a transactional basis. We continue to enhance the breadth and depth of our data by the addition and expansion of relationships with key data suppliers, including our largest data supplier, which accounted for 45% of our total data acquisition costs for each of the nine months ended September 30, 2026 and 2025. Effective on May 1, 2025, we entered into an amendment with our largest data supplier, extending the term of the agreement through April 30, 2031.

Additional components of our cost of revenue include cloud infrastructure fees, and pertinent personnel-related costs and share-based compensation expense.

Due to the fixed-cost nature of our primary data licensing structure, cost of revenue as a percentage of revenue decreased to 15% for the nine months ended September 30, 2026, compared to 16% for the same period in 2025. We expect this percentage to continue to decline over time as our revenue increases.

Sales and marketing expenses

Sales and marketing expenses increased $1.4 million, or 8%, to $17.8 million for the nine months ended September 30, 2026, compared to $16.4 million for the same period in 2025. We continued to invest in expanding our go-to-market capabilities to support long-term revenue growth.

Sales and marketing expenses include personnel-related expenses, advertising, marketing and agency expenses, travel expenses, and share-based compensation expense incurred by our sales team, and provision for bad debts.

For the nine months ended September 30, 2026 and 2025, sales and marketing expenses consisted primarily of:

•
personnel-related expenses of $13.6 million and $13.5 million, respectively;
•
share-based compensation expense of $0.6 million and $0.6 million, respectively;
•
advertising, marketing and agency expenses of $1.1 million and $0.8 million, respectively; and
•
provision for bad debts of $0.8 million and $0.4 million, respectively.

General and administrative expenses

General and administrative expenses increased $4.9 million, or 24%, to $25.1 million for the nine months ended September 30, 2026, compared to $20.2 million for the same period in 2025. The increase reflects higher personnel-related expenses and share-based compensation expense to support the continued growth of the business, as well as higher professional fees.

For the nine months ended September 30, 2026 and 2025, general and administrative expenses consisted primarily of:

•
personnel-related expenses of $12.4 million and $10.0 million, respectively;
•
share-based compensation expense of $5.7 million and $4.5 million, respectively; and
•
professional fees of $5.2 million and $3.8 million, respectively. Professional fees included $0.5 million and $0.4 million, respectively, of acquisition-related costs incurred in connection with the due diligence of potential strategic targets.

Depreciation and amortization

Depreciation and amortization expenses increased $0.5 million, or 7%, to $8.4 million for the nine months ended September 30, 2026, compared to $7.9 million for the same period in 2025.

The increase was primarily driven by the amortization of intangible assets that became ready for their intended use after September 30, 2025.

Interest income

Interest income increased $0.8 million, or 75%, to $1.8 million for the nine months ended September 30, 2026, compared to $1.0 million for the nine months ended September 30, 2025.

The increase in interest income was primarily attributable to higher average balances invested in money market funds and U.S. Treasury securities, reflecting the net proceeds from the Underwritten Public Offering in August 2026 and cash generated from operations.

Income before income taxes

Income before income taxes increased $6.5 million, or 52%, to $19.1 million for the nine months ended September 30, 2026, compared to $12.6 million for the same period in 2025.

The increase was primarily driven by:

•
an increase of $13.4 million in revenue; and
•
an increase of $0.8 million in interest income;

partially offset by:

•
an increase of $0.9 million in cost of revenue (exclusive of depreciation and amortization);
•
an increase of $3.2 million in personnel-related expenses;
•
an increase of $1.2 million in share-based compensation expense;
•
an increase of $1.4 million in professional fees;
•
an increase of $0.4 million in provision for bad debts; and
•
an increase of $0.5 million in depreciation and amortization expense.

Income tax expense

Income tax expense was $4.3 million for the nine months ended September 30, 2026, compared to $2.2 million for the same period in 2025.

The increase in income tax expense was primarily attributable to higher pre-tax income and the increase in the Company’s effective tax rate to 23% for the nine months ended September 30, 2026 from 18% for the same period in 2025.

For additional information, refer to Note 7, “Income taxes,” in “Notes to Condensed Consolidated Financial Statements.”

Net income

Net income increased $4.5 million, or 43%, to $14.8 million for the nine months ended September 30, 2026, compared to $10.3 million for the same period in 2025, as a result of the foregoing.

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

Liquidity and Capital Resources

Cash flows provided by operating activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $29.9 million. This was primarily driven by:

•
net income of $14.8 million;
•
non-cash adjustments totaling $19.7 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, accretion of discount on investments in U.S. Treasury securities, net, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $4.6 million, primarily due to an increase in accounts receivable, and prepaid expenses and other current assets, and a decrease in accrued expenses and other current liabilities, partially offset by the increase in accounts payable and deferred revenue.

For the nine months ended September 30, 2025, net cash provided by operating activities was $22.7 million. This was primarily driven by:

•
net income of $10.3 million;
•
non-cash adjustments totaling $15.8 million, including share-based compensation expense, depreciation and amortization, write-off of long-lived assets, provision for bad debts, noncash lease expenses, and deferred income tax expense; and
•
changes in operating assets and liabilities, which resulted in a net use of cash of $3.5 million, primarily due to an increase in accounts receivable, and prepaid expenses and other current assets, and a decrease in accrued expenses and other current liabilities, partially offset by the increase in accounts payable.

Cash flows used in investing activities

For the nine months ended September 30, 2026, net cash used in investing activities was $109.8 million. This was primarily driven by:

•
purchases of investments in U.S. Treasury securities totaling $98.9 million; and
•
capitalized costs included in intangible assets totaling $10.6 million.

Purchases of investments in U.S. Treasury securities included $0.9 million of accrued interest purchased. No investments matured during the period, and the first maturity is in March 2027.

For the nine months ended September 30, 2025, net cash used in investing activities was $8.1 million. This was primarily driven by the capitalized costs included in intangible assets totaling $7.7 million.

Cash flows provided by (used in) financing activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $104.4 million. This was primarily driven by:

•
proceeds from issuance of common stock, net of issuance costs, totaling $108.7 million, through the Underwritten Public Offering;

partially offset by:

•
taxes paid in connection with the net share settlement of vesting RSUs totaling $1.2 million; and
•
common stock repurchases totaling $3.1 million, conducted pursuant to our Stock Repurchase Program (as defined below).

On August 7, 2026, we closed an underwritten public offering of 1,916,667 shares of common stock at a public offering price of $60.00 per share (the "Underwritten Public Offering"), which included the exercise in full by the underwriters of their option to purchase 250,000 additional shares. The gross proceeds were $115.0 million, and the net proceeds were $108.7 million, after deducting underwriting discounts and commissions and offering expenses. See Note 8, “Shareholders' equity,” in “Notes to Condensed Consolidated Financial Statements” for additional information.

On May 2, 2022, our Board of Directors authorized a stock repurchase program to repurchase our common stock from time to time, which was subsequently amended on each of December 19, 2023, March 28, 2024, and November 3, 2025, bringing the total authorization to $30.0 million (the "Stock Repurchase Program"). See Note 8, “Shareholders’ equity,” in “Notes to Condensed Consolidated Financial Statements” for additional information.

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

Commitments

As of September 30, 2026, we had material commitments under data licensing agreements and a cloud services agreement totaling $32.4 million.

We expect to fund these commitments, as well as our ongoing operating and capital requirements over the next twelve months, using available cash and cash equivalents, investments in U.S. Treasury securities, and cash flows generated from operations.

Capital Resources

We reported net income of $5.4 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $14.8 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had total shareholders’ equity of $227.6 million, cash and cash equivalents of $68.1 million, and investments in U.S. Treasury securities of $97.6 million.

In August 2026, we closed the Underwritten Public Offering (as defined above) with net proceeds to us of $108.7 million, after deducting underwriting discounts and commissions and offering expenses. Following the offering, we invested a portion of our excess cash in U.S. Treasury securities, of which $36.3 million will mature within one year. See Note 3, “Investments,” in “Notes to Condensed Consolidated Financial Statements.”

Based on our projected growth in revenue and operating results, together with our available cash and cash equivalents and investments in U.S. Treasury securities, we believe that our existing resources will be sufficient to fund our operations and expected capital expenditures for at least the next twelve months.

While we anticipate continuing to fund our business through internally generated cash flows and our existing cash and investment balances, future capital needs may arise based on the pace of revenue growth, investment in technology, or strategic initiatives, including potential acquisitions. In such cases, we may seek to raise additional capital through the issuance of equity and/or debt securities. However, any such financing, if available, could result in dilution to existing shareholders and may involve terms that are not favorable to the Company.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) of the Exchange Act) as of September 30, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 12, “Commitments and contingencies,” included in “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Form 10-Q, and is incorporated herein by reference.

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

During the three months ended September 30, 2026, the Company did not repurchase any common stock pursuant to the Stock Repurchase Program.

Since the inception of the Stock Repurchase Program and through September 30, 2026, the Company has purchased a total of $14.5 million of common stock at an average price of $22.82 per share.

Shares of common stock withheld as payment of withholding taxes in connection with the vesting of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts mentioned above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

No officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the quarter ended September 30, 2026.

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

November 4, 2026		Red Violet, Inc.

	By:	/s/ Daniel MacLachlan
Daniel MacLachlan
Chief Financial Officer
(Principal Financial and Accounting Officer)